Form 10-K/A
period 1995-05-31
BARRYS JEWELERS INC /CA/
filed 1996-08-30
CIK 790360

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MAY 31, 1995

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER:  0-15017

                             BARRY'S JEWELERS, INC.
             (Exact name of registrant as specified in its charter)

            CALIFORNIA                                    95-3746316
 (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                      Identification No.)



                  111 WEST LEMON AVENUE, MONROVIA, CA 91016
                  (Address of principal executive offices)

      Registrant's telephone number, including area code: (818) 303-4741


          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                               Name of each exchange on
         Title of each class                       which registered:
                 NONE                                     NONE



          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                  Common Stock
                                (Title of class)

                                    Warrants
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                             [X] Yes     [  ] No

                                    PART II

ITEM 6.          SELECTED FINANCIAL DATA

The following table sets forth selected financial data of the Company (through the effective date of the Reorganization Plan, referred to as "Predecessor") as of and for the years ended May 31, 1992 and 1991, and the month ended June 30, 1992, and the Company (referred to as such following the effective date of the Reorganization Plan) as of and for the year ended May 31, 1995 and 1994, and the eleven months ended May 31, 1993. The data should be read in conjunction with the financial statements, related notes and other financial information included herein.


                                                        Company                                Predecessor
                                         -------------------------------------     ---------------------------------
                                                                     Eleven
                                              Year        Year       Months        Month
                                              Ended       Ended       Ended        Ended
                                               May       May 31,     May 31,       June 30,       Year Ended May 31,
                                              1995        1994        1993          1992           1992       1991
                                              ----        ----        ------       ------         ------     ------
                                          (As Restated)
                                                (4)
                                                       (in thousands, except per share data and number of
                                                                    common stock outstanding)
Net sales..........................        $136,055      $114,023     $99,270         $7,070     $112,384    $140,156

Finance and credit
 insurance charges.................          15,681        14,487      13,037          1,229       16,155      18,269

Selling, general
 and administrative
 expenses (1)......................          50,966        46,341      41,863          3,859       53,667      68,058

Operating income
 (loss) ...........................          11,670        10,294       5,764           (541)      (5,917)    (12,246)

Interest expense...................           9,764         7,746       6,401            644       13,906      18,877

Income (loss) before
 extraordinary item ...............           1,906         1,539        (637)        (1,185)     (19,823)    (29,175)

Net income (loss)(2) ..............           1,906         1,539        (637)        48,044      (19,823)    (29,175)

Net income (loss)
 per share (2) (3) ................            0.48          0.53       (0.32)         48.02       (19.79)     (29.12)

Weighted average number of
 common shares outstanding (3).....       3,968,998     2,902,359   2,008,182      1,000,413    1,001,651   1,001,763

Total assets ......................         144,650       122,252     119,200        116,448      130,939     159,761

Total debt.........................          92,368        75,935      90,251         91,417      142,152     150,243

(1) Selling, general and administrative expenses for the eleven months ended May 31, 1993, the month ended June 30, 1992, the twelve months ended May 31, 1992 and the twelve months ended May 31, 1991 include $100,000, $450,000, $4,200,000 and $8,000,000, respectively, of nonrecurring restructuring expenses. See Note 4 to the Financial Statements in "Financial Statements - Notes to Financial Statements."

(2) The month ended June 30, 1992 includes an extraordinary gain of $49,229,000 ($49.20 per share), which represents the gain on cancellation of Predecessor 12-5/8% Subordinated Notes and related accrued interest, net of write-off of deferred debt expenses, in connection with the Reorganization Plan.

(3) In November 1994, a one-for-five reverse stock split of the Common Stock was effected; share and per share data have been restated to reflect such reverse stock split.

(4) Subsequent to the original filing of the May 31, 1995 Form 10-K, the Company identified a mathematical error in the accumulation of its merchandise inventories as of May 31, 1995. The error was detected during the reconciliation of the physical inventory results for March 1996. The effect of the restatement was to decrease inventory by $1,547,000 at May 31, 1995 and net income by $883,000 or $.22 per common share for the year ended May 31, 1995. See Note 8 to the Financial Statements in "Financial Statements - Notes to Financial Statements."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship to net sales of certain items included in Item 6, "Selected Financial Data." Data in this table and in the balance of Item 7 for the year ended May 31, 1993 include results of the Predecessor for the month ended June 30, 1992 and of the Company for the eleven months ended May 31, 1993. Results of operations for the year ended May 31, 1995, reflect the restatement as described in Note 8 to the Financial Statements included in "Financial Statements - Notes to Financial Statements."


                                                  Year Ended May 31
                                        ----------------------------------
                                        1995          1994          1993
                                        ----          ----         -------
         Net Sales                     100.0%        100.0%         100.0%

         Finance and credit
          insurance charges             11.5          12.7           13.4

         Selling, general
           and administrative
           expenses (1)                 37.5          40.6           43.0

         Operating income                8.6           9.0            4.9

         Interest expense                7.2           6.8            6.6

         Income(loss) before
           extraordinary item            1.4           1.3           (1.7)


         (1)  See Note (1) on Page 3.

Fiscal Year Ended May 31, 1995 (As Restated) Compared with Fiscal Year Ended May 31, 1994

Net sales in fiscal 1995 were $136,055,000, an increase of $22,032,000, or 19%, from net sales of $114,023,000 in fiscal 1994. Sales of comparable stores (those open for the same period in both the current and preceding years) also increased, by 11%, versus the prior year. Increased sales reflect the benefits from the 23 new stores opened during fiscal year 1995 and higher inventories that include an expanded merchandise mix to appeal to a larger, more diverse share of the market.

Finance and credit insurance charges on credit sales in fiscal 1995 were $15,681,000, an increase of $1,194,000, or 8%, from the prior year primarily due to an increase in the average total outstanding accounts receivable.

Cost of goods, buying and occupancy expenses were 58% of net sales for fiscal 1995 compared to 55% for the prior year. The gross margin percentage declined in fiscal 1995 primarily due to the Company's new value pricing strategy instituted in response to increased competitive pressure in the retail jewelry industry and an increase in the Company's inventory shrinkage.

Selling, general and administrative expenses were $50,966,000, an increase of $4,625,000, or 10%, from the prior year, primarily due to opening and operating the 23 new stores. Such increases were more than offset by the increase in net sales. Selling, general and administrative expenses declined as a percentage of net sales to 38% from 41% of the prior year.

The provision for doubtful accounts was $10,193,000, an increase of $470,000 from the prior year. The provision was 8% of net sales for fiscal 1995 compared with 9% for the prior year. The lower provision in fiscal 1995 reflects improved collection results realized from the installation of automated credit systems in fiscal 1993, lower write-offs of accounts receivable balances, and improving economic conditions.

Interest expense was $9,764,000, an increase of $2,018,000, or 26% from the prior year. This was a result of a higher average interest rate on the Company's long-term debt resulting from recapitalization transactions completed in December 1993 and due to higher average borrowing to finance the new stores and additional inventory per store.

No provision for income taxes was recorded in the current year. The provision for income taxes for the prior year was $1,009,000. The decline in provision is due to a decrease in pre-tax income and the reduction of valuation allowances on certain deferred tax assets as management believes it is more likely than not that these assets will be realized. As described more fully below under "Liquidity and Capital Resources," the Company has available net operating loss carryovers to offset future taxable income. Since the carryovers utilized arose prior to the Reorganization Plan, for financial reporting purposes the reduction of tax payments for the year ended May 31, 1995 was reflected as a credit to common stock.

Fiscal Year Ended May 31, 1994 Compared with Fiscal Year Ended May 31, 1993

Net sales in fiscal 1994 were $114,023,000, an increase of $7,683,000, or 7%, from net sales of $106,340,000 in fiscal 1993. Sales of comparable stores (those open for the same period in both the current and preceding years) also increased 7%.

Finance and credit insurance charges on credit sales in fiscal 1994 were $14,487,000, an increase of $221,000, or 2%, from the prior year primarily due to an increase in the average total outstanding accounts receivable.

Cost of goods, buying and occupancy expenses were 55% of net sales for fiscal 1994 and 1993.

Selling, general and administrative expenses were $46,341,000, an increase of $619,000, or 1%, from the prior year. Such expenses were 41% of net sales in fiscal 1994 and 43% in fiscal 1993. Excluding approximately $550,000 of nonrecurring restructuring expenses in fiscal 1993, selling general and administrative expenses increased $1,169,000 due to higher store operating costs, principally wages and advertising, resulting from increased sales volume.

The provision for doubtful accounts was $9,723,000, a decrease of $1,220,000 from the prior year. The provision was 9% of net sales for fiscal 1994 compared with 10% for the prior year. The lower provision in fiscal 1994 reflects improved collection results realized from the installation of automated credit systems in fiscal 1993, lower write-offs of accounts receivable balances, and improving economic conditions.

Interest expense was $7,746,000, an increase of $701,000, or 10% from the prior year. Total long-term debt was reduced $15 million by the recapitalization transactions completed on December 22, 1993, but the effect of that reduction was more than offset by higher average interest rates.

The provision for income taxes in fiscal 1994 was $1,009,000. No provision (benefit) for income taxes was recorded for fiscal 1993 since the Company incurred a pre-tax loss for which no benefit could be recorded for financial reporting purposes. As described more fully below under "Liquidity and Capital Resources," the Company had available net operating loss carryovers to offset future taxable income. The utilization of these carryovers substantially eliminated income tax payments for the year ended May 31, 1994. Since the carryovers utilized arose prior to the Reorganization Plan, for financial reporting purposes the reduction of tax payments for the year ended May 31, 1994 was reflected as a credit to common stock.


LIQUIDITY AND CAPITAL RESOURCES


General

Net cash provided by (used in) operating activities in fiscal 1995, 1994 and 1993 was ($9,598,000), $4,261,000 and $1,844,000 respectively. The increase in net cash used in operating
activities in fiscal 1995 was primarily due to opening the 23 new stores and an increase of average inventory per store compared to the prior year.

Sales under the Company's credit program accounted for approximately 61% of fiscal 1995 sales, net of down payments. The Company's policy is to attempt to obtain a cash down-payment on all credit sales, with monthly payments established such that the payment of the credit balance will occur, generally, over a period ranging from 9 to 24 months. None of the receivables are of the installment variety with a fixed maturity; rather, all of the Company's customer receivables are revolving charge accounts. The Company currently collects (and has historically collected) approximately 9% of its accounts receivable balances each month. As of May 31, 1995, May 31, 1994, and May 31, 1993, the aggregate customer receivables balances were $81,054,000, $74,361,000 and $72,680,000, respectively. Aggregate credit collections during the twelve months ended May 31, 1995 were $85,004,000. A change in its customers' payment patterns could affect the Company's working capital requirements. Customers may also purchase jewelry for cash and by using major national credit cards.

The Company's operations require working capital to fund the purchase of inventory and growth of customer receivables. Also, the seasonality of the Company's business requires a significant build-up of inventory for the December holiday selling period. These additional inventory needs must be funded during the late summer and fall months because of the necessary lead time to obtain additional inventory. The heavy holiday selling period leads to a seasonal build-up of customer receivables that must be funded during the winter and spring months.

In addition, the Company requires working capital to fund capital expenditures. Capital expenditures for fiscal 1995, 1994 and 1993 were $6,516,000, $2,848,000 and $1,488,000, respectively. Historically, such expenditures have been made in connection with store openings and acquisitions, store remodeling, and the centralization and automation of the Company's information systems. The Company intends to continue improving its existing operations through increased inventory investment in existing high-volume locations while also carrying out a planned new store expansion. As part of this strategy the Company opened or acquired 23 new stores during fiscal 1995.

Securitization

On December 21, 1995, the Company completed the Securitization Facility hereinafter described. In the Securitization Facility, among other things, the Company (I) entered into the Originator Purchase Agreement, dated December 21, 1995, with Barry's Funding Corp. ("BFC"), a wholly-owned, special-purpose subsidiary of the Company, whereby BFC agreed to purchase from the Company, from time to time, all of the Company's right, title and interest in all customer accounts receivable generated by the Company ("Receivables") (the "Originator Agreement") and (II) entered into the Receivables Purchase Agreement, dated December 21, 1995, with BFC, Triple-A One Funding Corporation ("Triple-A One") and Capital Markets Assurance Corporation ("CapMAC"), as agent for Triple-A One ("Agent"), whereby Triple-A One agreed to make purchases from BFC of undivided ownership interests in the Receivables so purchased and owned by BFC, and the Company agreed to act as the servicer for purposes of collecting the Receivables. The Securitization Facility provides for a maximum funding commitment of $80 million to BFC, subject to the asset-based funding formula and other terms and conditions of the Securitization Facility. Triple-A One generates cash to purchase its undivided ownership interest in the Receivables by issuing investment grade commercial paper. BFC purchases the Receivables from the Company in consideration of the cash paid by Triple-A One and a subordinated note (the "Intercompany Note") issued by BFC to the Company. On December 22, 1995, Triple-A One completed the initial issuance of commercial paper and paid BFC $48 million in cash. BFC made its initial purchase of Receivables from the Company in December 1995, in the aggregate amount of approximately $79.5 million, for a purchase price of approximately $60 million, which was paid $47.95 million in cash and $12.1 million in the form of the Intercompany Note. In addition to the Receivables purchased by BFC from the Company, the Company initially capitalized BFC with $4.5 million of Receivables. As a result of the initial purchase transactions and throughout the term of the Securitization Facility, Triple-A One has and is expected to continue to have a 100% undivided ownership interest in all Receivables generated by the Company and purchased by BFC.

In connection with the Securitization Facility, the Company also entered into an amended and restated revolving credit facility with the First National Bank of Boston, as lender and agent thereunder ("Bank of Boston"), pursuant to an amended and restated Revolving Credit Agreement that provides for maximum aggregate loans and letters of credit at any time outstanding of not more than $20,000,000 (the "Revolving Credit Agreement"). As amended and restated, the Revolving Credit Agreement provides for the making of loans based upon the amount of the Company's eligible inventory from time to time. The Company has granted the lender under the Revolving Credit Agreement a lien on substantially all of its assets and properties. Both the Securitization Facility and the Revolving Credit Agreement are three-year facilities.

In accordance with the requirements of the Securitization Facility, each of the Company and BFC has agreed to conduct its affairs in relation to the other corporation in an arm's length manner reflecting terms and conditions that independent third parties would agree upon. In addition, each corporation has agreed not to guarantee or otherwise become responsible for the debts of the other. Among other things, the Company is not responsible for BFC's obligations to Triple-A One under the Securitization Facility documents, and BFC has not guaranteed and is not otherwise responsible for the Company's obligations to the bank(s) under the Revolving Credit Agreement.

Proceeds of the initial purchase from the Company of Receivables by BFC were used in part to repay at par $20 million of the Company's $70 million in outstanding 11% Senior Secured Notes due 2000 (the "Notes") plus accrued and unpaid interest thereon to the date of repayment.

The Notes bear interest at 11% per annum payable semiannually on April 30 and October 31, and are secured by an interest in the Company's assets that is second in priority to the obligations pursuant to the Revolving Credit Agreement. In connection with the Securitization Facility, the indenture governing the Notes was amended to remove from the collateral thereunder accounts receivable of the Company sold to BFC in accordance with the Securitization Facility.

As a result of the matter referred to in Note 8 of the Financial Statements included elsewhere herein, the Company was in violation of various covenants under its previous credit facility with Bank of Boston, the Securitization Facility and the Revolving Credit Agreement, and the Company's wholly-owned subsidiary, BFC, was in violation of various covenants under the Securitization Facility. Subsequently, on July 12, 1996, the Company and BFC obtained waivers of such violations and related amendments.

On July 26, 1996, the Company was notified that the Agent of the Securitization Facility desires to extinguish the commitment under the facility. On August 15, 1996, the Company entered into a commitment letter with Bank of Boston relating to an $85 million revolving credit facility that would replace the existing Revolving Credit Agreement and the commitment under the Securitization Facility. The Company is currently working with the Bank of Boston with respect to definitive documentation of such new facility and with the Note holders for their consent to such transactions and anticipates the consummation thereof in the near future. The new revolving credit facility will be collateralized by the Company's inventory and accounts receivable.

The Company believes that funds available under the Securitization Facility and the Revolving Credit Agreement or, upon the refinancing thereof, under the new revolving credit facility and funds generated from operations will provide sufficient working capital for the financing of inventory and accounts receivable as well as for the Company's expansion plans and other purposes, for the foreseeable future.

As of May 31, 1995, the Company has available approximately $7,800,000 of remaining useable aggregate net operating loss carryovers for federal income tax return purposes expiring through 2008. As a result of the Company's Chapter 11 reorganization, an ownership change occurred and the utilization of the loss carryovers of the predecessor company was limited to approximately $1,160,000 of taxable income annually for up to 15 years, commencing June 1992. An ownership change occurs if, immediately after any owner shift or equity structure shift, the percentage of stock owned by one or more "5-percent shareholders" has increased by more than 50 percentage points over the lowest percentage held by such shareholders at any time during the testing period. Additionally, recapitalization transactions completed on December 22, 1993 resulted in the issuance of approximately 49 percent of the aggregate outstanding shares of Common Stock of the Company, and therefore resulted in approximately 49 percentage points of change of ownership for federal income tax purposes. Further, during 1994, a private investor purchased in excess of 5 percent of the Company's outstanding Common Stock in the open market, resulting in an additional 5 percentage points of change. Consequently, a third ownership change has occurred, which further limited the Company's ability to utilize its net operating loss and tax credit carryovers (including any net operating losses and tax credits generated since the first ownership change). For financial reporting purposes, utilization of net operating loss carryovers of the predecessor company is reflected as a credit to Common Stock.

QUARTERLY RESULTS OF OPERATION

The following is a summary of the unaudited quarterly results of operations for the years ended May 31, 1995 and 1994. The following share and income per share data have been restated to reflect a one-for-five reverse stock split:

                                                   Three Months Ended
                                 ----------------------------------------------------------------
                                    May 31,      February 28,     November 30,      August 31,
                                     1995            1995             1994             1994
                                     ----            ----             ----             ----
                                 (As Restated)
                                      (1)
    1995
- -------------
Net sales                        $29,149,000       $50,948,000     $31,410,000       $24,548,000

Cost of goods
 sold, buying
 and occupancy                    17,513,000        28,024,000      18,534,000        14,836,000

Income (loss)
 before income taxes              (1,612,000)        5,971,000        (985,000)       (1,468,000)

Net income
 (loss)                             (205,000)        3,583,000        (591,000)         (881,000)

Income (loss)
 per share                             $(.05)             $.90           $(.15)            $(.22)

Weighted average number
of common shares outstanding       3,968,976         3,968,980       3,969,019         3,969,019


                                                   Three Months Ended
                                  -------------------------------------------------------------
                                    May 31,      February 28,     November 30,      August 31,
                                     1994            1994             1993             1993
                                     ----            ----             ----             ----
    1994
- -------------
Net sales                        $24,850,000       $41,407,000     $26,139,000      $21,627,000

Cost of goods
 sold, buying
 and occupancy                    13,999,000        21,472,000      14,195,000       12,486,000

Income (loss)
 before income taxes                (612,000)        4,553,000        (143,000)      (1,250,000)

Net income
 (loss)                             (401,000)        3,333,000        (143,000)      (1,250,000)

Income (loss)
 per share                             $(.10)             $.95           $(.07)           $(.62)


Weighted average number
of common shares outstanding       3,969,019         3,516,068       2,027,800        2,030,000


(1) Subsequent to the original filing of the May 31, 1995 form 10-K, the Company identified a mathematical error in the accumulation of its merchandise inventories as of May 31, 1995. The error was detected during the reconciliation of the physical inventory results for March 1996. The effect of the restatement was to decrease inventory by $1,547,000 at May 31, 1995 and net income by $883,000 or $.22 per common share for the year ended May 31, 1995. See Note 8 to the Financial Statements in "Financial Statements - Notes to Financial Statements."

INFLATION

The impact of inflation on the cost of merchandise (including gems and metals), labor, occupancy and other operating costs can affect the Company's results. For example, most of the Company's leases require the Company to pay taxes, maintenance, insurance, repairs and utility costs, all of which are subject to inflationary pressures. To the extent permitted by competition, in general the Company passes increased costs to the customer by increasing sales prices over time.


                                    PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)        The following documents are filed as part of this Form 10-K.


           1.    Financial statements:                                                      Page Number
                                                                                            -----------
                     Report of Independent Auditors - Deloitte & Touche LLP                      F-1

                     Report of Independent Auditors - Ernst & Young LLP                          F-2

                     Balance Sheets as of May 31, 1995 (As Restated) and 1994                    F-3

                     For the Years Ended May 31, 1995 (As Restated) and May 31, 1994
                     (Company), Eleven Months Ended May 31, 1993 (Company), and Month
                     Ended June 30, 1992 (Predecessor):

                     Statements of Operations                                                    F-5

                     Statements of Shareholders'
                        Equity                                                                   F-6

                     Statements of Cash Flows                                                    F-7

                     Notes to Financial Statements                                               F-9

           2. Financial Statement Schedules For the Years Ended May 31, 1995 (As Restated) and May 31, 1994 (Company), Eleven Months Ended May 31, 1993 (Company), and Month Ended June 30, 1992 (Predecessor):

                 Schedule II -      Valuation and Qualifying
                                    Accounts and Reserves                                        F-24

All financial statement schedules, other than the above, for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required and therefore have been omitted.

           3.    Index to Exhibits:

(a)        Exhibit No. Description
           ----------- -----------
           3.1*           Restated Articles of Incorporation filed June 30, 1992

           3.2*           Restated Bylaws adopted as of June 30, 1992

           3.3x           Restated Articles of Incorporation filed November 16, 1994 in connection with the Reverse Stock
                          Split.

           4.1**          Amended Plan of Reorganization, as modified, confirmed by entry of order on June 19, 1992

           4.2*           Indenture dated as of June 30, 1992 between Barry's Jewelers, Inc. and Bankers Trust Company, as
                          Trustee, with respect to 12-5/8% Senior Subordinated Amortizing Notes due May 15, 1996
                          ("Subordinated  Notes")

           4.3*           Warrant Agreement dated as of June 30, 1992 between Barry's Jewelers, Inc. and Bankers Trust
                          Company, as Warrant Agent, with respect to Warrants to acquire Common Stock

           4.4*           Form of Common Stock certificate

           4.5*           Form of Subordinated Notes certificate

           4.6*           Form of Warrant certificate

           4.7*           Grant of Registration Rights dated June 30, 1992

           4.8****        Indenture, dated as of December 22, 1993, between Barry's Jewelers, Inc. and First Trust National
                          Association, as trustee (the "Trustee"), with respect to the 11% Senior Secured Notes due December
                          22, 2000, including form of Note certificate

           4.8(a)x        Amendment No. 1 to Indenture, dated as of February 14, 1994, between Barry's Jewelers, Inc. and the
                          Trustee

           4.8(b)x        Amendment No. 2 to Indenture, dated March 18, 1994, between  Barry's Jewelers, Inc. and the Trustee

           4.9****        Exchange Agreement, dated as of December 22, 1993, by and among the Company and the holders signatories thereto

           4.10****       Senior Secured Notes Registration Rights Agreement, dated as of December 22, 1993, by and among the
                          Company and the holders signatories thereto

           4.11****       Common Stock Registration Rights Agreement, dated as of December 22, 1993, by and among the Company and the holders signatories thereto

           4.12           Collateral Agency and Intercreditor Agreement (See Exhibit 10.2)

           4.13           Revolving Credit Agreement (See Exhibit 10.1)

           4.14           Security Agreement (See Exhibit 10.3)

           4.15           Trademark Collateral Security and Pledge Agreement
                          (See Exhibit 10.4)

           4.16o          Amendment No. 3, dated as of December 21, 1995, to Indenture dated as of  December 22, 1993 by and between the Company and the Trustee

           4.17o          Amendment Agreement No. 1, dated as of December 21, 1995, to Collateral Agency and Intercreditor
                          Agreement dated as of December 22, 1993 among Bank of Boston, the Trustee and the Company

           10.1****       Revolving Credit Agreement, dated as of December 22, 1993, by and among the Company, FNBB, as lender and as agent thereunder

           10.2****       Collateral Agency and Intercreditor Agreement, dated as of December 22, 1993, among The First
                          National Bank of Boston ("FNBB"), as collateral agent for the secured parties and as agent for the lenders (under the New Credit Agreement), the Trustee, on behalf of the holders of the Notes, and the Company

           10.3****       Security Agreement, dated as of December 22, 1993, between the Company and FNBB, as collateral agent for the secured parties

           10.4****       Trademark Collateral Security and Pledge Agreement, dated as of December 22, 1993, between the
                          Company and FNBB, as collateral agent for the secured parties

           10.5***        Lease dated February 1, 1990, between the El Monte Partnership as Landlord and Barry's Jewelers,
                          Inc. as Tenant

           10.6*          Employee Incentive Stock Plan adopted June 30, 1992

           10.7*          Employee Stock Option Plan adopted June 30, 1992

           10.8*****      Employment Agreement dated March 1, 1993, between the Company and Terry L. Burman

           10.8(a)******  Amendment to Employment Agreement dated November 2, 1993 between the Company and Terry L. Burman

           10.9*****      Consulting Agreement dated March 1, 1993, between the Company and Gerson I. Fox

           10.10*****     Consulting Agreement dated March 1, 1993, between the Company and David Blum

           10.10(a)x      Consulting Agreement between the Company and Alan R. Hoefer

           10.11*****     Executive Incentive Bonus Plan for the year ended May 31, 1994.

           10.11(a)x      Executive Incentive Bonus Plan for the year ended May 31, 1995.

           10.12*****     Lease dated December 1, 1990, between Gerson I. Fox and David Blum, as Lessors, and BBF Jewelers
                          Management, Inc., as Lessee.

           10.13****      Revolving Credit Agreement dated as of December 22, 1993 among Barry's Jewelers, Inc., The First
                          National Bank of Boston as Agent and as the lender thereunder

           10.13(a)x      Amendment No. 1 to Credit Agreement and Waiver

           10.13(b)       Amendment No. 1 and Waivers of Certain Events of Default

           10.14****      Security Agreement dated as of December 22, 1993 among Barry's Jewelers, Inc. and The First National
                          Bank of Boston

           10.15****      Trademark Collateral Security and Pledge Agreement dated as of December 22, 1993 among Barry's
                          Jewelers, Inc. and The First National Bank of Boston

           10.16****      Collateral Agency and Intercreditor agreement dated as of December 22, 1993 among The First National
                          Bank of Boston, as Agent, First Trust National Association, as Trustee, and Barry's Jewelers, Inc.

           10.17(check)   Deferred Compensation Plan

           10.18(check)   Executive Deferral Plan

           10.19(check)   Executive Bonus Plan - Master Plan Document

           10.20(check)   Executive Bonus Plan - Trust Agreement

           10.21x         Employee Stock Purchase Plan

           10.22o         Originator Purchase Agreement dated as of December 21, 1995 among the Company and Funding

           10.22(a)       Waiver No.1 to Originator Purchase Agreement Dated as of December 21, 1995

           10.23o         Receivables Purchase Agreement dated as of December 21, 1995 among Funding, Triple-A One, CapMAC and the Company

           10.23(a)       Amendment No.3 and Waiver to Receivables Purchase Agreement
                          Dated as of December 21, 1995

           10.24o         Intercreditor Agreement dated as of December 21, 1995 by and among Bank of Boston, Funding, the
                          Company, Triple-A One, CapMAC and the Trustee

           10.25o         Amended and Restated Revolving Credit Agreement dated as of December 21, 1995 among the Company,
                          Bank of Boston and the Lenders party hereto

           10.26o         Form of Amended and Restated Security Agreement dated as of December 21, 1995 among the Company and
                          Bank of Boston

           10.27o         Amended and Restated Trademark Collateral Security and Pledge Agreement dated as of December 21,
                          1995 among the Company and Bank of Boston

           10.28o         Stock Pledge Agreement dated as of December 21, 1995 by and between the Company and Bank of Boston

           21             Barry's Jewelers, Inc. has a subsidiary, Barry's Funding Corp.

           23             Consents of Independent Auditors

           99.1           Press Release dated July 12, 1996

           *              Incorporated herein by reference to the indicated exhibits filed in response to Item 14, "Exhibits,"
                          of the Company's Annual Report on Form 10-K for the year ended May 31, 1992.

           **             Incorporated herein by reference to Current Report on Form 8-K filed
                          June 23, 1992.

           ***            Incorporated herein by reference to the indicated exhibits filed in response to Item 14, "Exhibits,"
                          of the Company's Annual Report on Form 10-K for the year ended May 31, 1990.

           ****           Incorporated herein by reference to Current Report on Form 8-K filed December 23, 1993.

           *****          Incorporated herein by reference to the indicated exhibits filed in response to Item 14, "Exhibits,"
                          of the Company's Annual Report on Form 10-K for the year ended May 31, 1993.

           ******         Incorporated herein by reference to the indicated exhibits filed in response to Item 6, "Exhibits,"
                          of the Company's Quarterly Report on Form 10-Q for the Quarter ended November 30, 1993.

           (check)        Incorporated herein by reference to the indicated exhibits filed in response to Item 14, "Exhibits,"
                          of the Company's Annual Report on Form 10-K for the year ended May 31, 1994.

           X              Incorporated herein by reference to the indicated exhibits filed in response to Item 14, "Exhibits,"
                          of the Company's Annual Report on Form 10-K for the year ended May 31, 1995.

           o              Incorporated herein by reference to Current Report on Form 8-K filed
                          December 21, 1995.


           (b)   Reports on Form 8-K

                          Incorporated herein by reference to the Form 8-K dated November 1, 1994 in response to Item 4, Changes in Registrant's Certifying Accountant.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       BARRY'S JEWELERS, INC.



August 30, 1996                        By: /S/ROBERT W. BRIDEL
                                           -----------------------
                                           ROBERT W. BRIDEL
                                           PRESIDENT AND CHIEF
                                           EXECUTIVE OFFICER

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors and Shareholders
Barry's Jewelers Inc.
Monrovia, California

We have audited the accompanying balance sheet of Barry's Jewelers Inc. (the "Company") as of May 31, 1995, and the related statements of operations, shareholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 14a. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Barry's Jewelers Inc. as of May 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 8, the accompanying 1995 financial statements have been restated.


/s/ DELOITTE & TOUCHE LLP


Los Angeles, California
August 3, 1995, except for Note 8, as to which the date is August 15, 1996.

                         Report of Independent Auditors

Board of Directors and Shareholders
Barry's Jewelers, Inc.

We have audited the accompanying balance sheet of Barry's Jewelers, Inc. as of May 31, 1994 and the related statements of operations, shareholders' equity, and cash flows for the year ended May 31, 1994 (Company), for the eleven month period ended May 31, 1993 (Company) and one month period ended June 30, 1992 (Predecessor). These financial statements are the responsibility of the Company's management. Our audit also included the financial statement schedule listed in the Index at Item 14(a). Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Barry's Jewelers, Inc. at May 31, 1994, and the results of its operations and its cash flows for the year ended May 31, 1994 (Company), the eleven month period ended May 31, 1993 (Company) and the one month period ended June 30, 1992 (Predecessor) in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                       /s/ ERNST & YOUNG LLP

Los Angeles, California
August 8, 1994

                             BARRY'S JEWELERS, INC.

                                 BALANCE SHEETS



                                                                                       May 31,
                                                                                 1995            1994
                                                                            --------------   ------------
                                                                            (As Restated)
                                                                               (Note 8)
ASSETS
  (Notes 1 and 2)
Current assets:
  Cash                                                                       $    954,000    $  1,098,000
  Customer receivables, net of allowance for doubtful
    accounts of $11,662,000 (1995) and $11,162,000 (1994)                      69,392,000      63,199,000
  Merchandise inventories                                                      53,835,000      42,575,000
  Deferred taxes (Note 5)                                                       1,000,000         118,000
  Prepaid expenses and other current assets                                     2,027,000         886,000
                                                                             ------------    ------------
        Total current assets                                                  127,208,000     107,876,000




Property and equipment:
  Leasehold improvements, furniture and fixtures                               20,275,000      15,253,000
  Machinery and equipment                                                       3,438,000       2,612,000
                                                                             ------------    ------------
                                                                               23,713,000      17,865,000
  Less accumulated depreciation and amortization                                8,013,000       5,741,000
                                                                             ------------    ------------
        Net property and equipment                                             15,700,000      12,124,000



Other assets, net of amortization of deferred debt
  issuance costs of $552,000 (1995) and $237,000 (1994)                         1,742,000       2,252,000
                                                                             ------------    ------------
        Total assets                                                         $144,650,000    $122,252,000
                                                                             ============    ============





See notes to financial statements.

                             BARRY'S JEWELERS, INC.

                                 BALANCE SHEETS



                                                                                        May 31,
                                                                                 1995            1994
                                                                            --------------  --------------
                                                                            (AS RESTATED)
                                                                               (Note 8)
LIABILITIES AND SHAREHOLDERS' EQUITY
  (Note 1)
Current liabilities:
  Current portion of long-term debt (Notes 2 and 3)                        $      488,000   $     466,000
  Accounts payable - trade                                                     10,133,000       7,430,000
  Accrued wages and benefits                                                    2,649,000       2,507,000
  Accrued interest                                                                786,000         679,000
  Other accrued liabilities                                                     2,970,000       2,134,000
                                                                           ---------------  --------------
        Total current liabilities                                              17,026,000      13,216,000


Long-term debt, less current maturities
  (Notes 2 and 3)                                                              91,880,000      75,469,000

Lease commitments and contingencies
  (Note 6)


Shareholders' equity  (Notes 2, 3 and 7)
  Common stock, no par value: authorized -  8,000,000
    shares; issued and outstanding, 3,968,975 shares (1995)
    and 3,969,019 shares (1994)                                                32,936,000      32,715,000
  Retained earnings                                                             2,808,000         902,000
  Deferred compensation                                                               -           (50,000)
                                                                           ---------------  --------------
Total shareholders' equity                                                     35,744,000      33,567,000
                                                                           ---------------  --------------
        Total liabilities and shareholders' equity                         $  144,650,000   $ 122,252,000
                                                                           ===============  ==============





See notes to financial statements.

                             BARRY'S JEWELERS, INC.

                            STATEMENTS OF OPERATIONS




                                                                  COMPANY                         PREDECESSOR
                                              ------------------------------------------------- ---------------
                                                   YEAR            YEAR         ELEVEN MONTHS     MONTH ENDED
                                               ENDED MAY 31,   ENDED MAY 31,    ENDED MAY 31,      JUNE 30,
                                                   1995            1994             1993             1992
                                              --------------- --------------- ----------------- ---------------
                                              (AS RESTATED)
                                                 (Note 8)
Net sales                                       $136,055,000    $114,023,000       $99,270,000      $7,070,000
Finance and credit insurance charges              15,681,000      14,487,000        13,037,000       1,229,000
                                              --------------- --------------- ----------------- ---------------
                                                 151,736,000     128,510,000       112,307,000       8,299,000

Costs and expenses:
  Cost of goods sold, buying and
    occupancy                                     78,907,000      62,152,000        54,493,000       4,225,000
  Selling, general and administrative
    expenses  (Note 4)                            50,966,000      46,341,000        41,863,000       3,859,000
  Provision for doubtful accounts                 10,193,000       9,723,000        10,187,000         756,000
                                              --------------- --------------- ----------------- ---------------
                                                 140,066,000     118,216,000       106,543,000       8,840,000
                                              --------------- --------------- ----------------- ---------------
Operating income (loss)                           11,670,000      10,294,000         5,764,000        (541,000)

Interest expense, net                              9,764,000       7,746,000         6,401,000         644,000
                                              --------------- --------------- ----------------- ---------------
Income (loss) before income taxes                  1,906,000       2,548,000          (637,000)     (1,185,000)

Provision for income taxes (Note 5)                        -       1,009,000                 -               -
                                              --------------- --------------- ----------------- ---------------
Income (loss) before extraordinary item            1,906,000       1,539,000          (637,000)     (1,185,000)

Extraordinary item (Note 3)                                -               -                 -      49,229,000
                                              --------------- --------------- ----------------- ---------------
Net income (loss)                                 $1,906,000      $1,539,000         ($637,000)    $48,044,000
                                              =============== =============== ================= ===============

Income (loss) per share:
  Income (loss) before extraordinary item              $0.48           $0.53            ($0.32)         ($1.18)
  Extraordinary item                                       -               -                 -           49.20
                                              --------------- --------------- ----------------- ---------------
Net income (loss) per share                            $0.48           $0.53            ($0.32)         $48.02
                                              =============== =============== ================= ===============

Weighted average number of
  common shares outstanding                        3,968,998       2,902,359         2,008,182       1,000,413
                                              =============== =============== ================= ===============




See notes to financial statements.

                             BARRY'S JEWELERS, INC.

                       STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                    COMMON STOCK             RETAINED
                                                                            ----------------------------     EARNINGS
                                                                               SHARES         AMOUNT         (DEFICIT)
                                                                            -------------  -------------  ---------------
Balance at May 31, 1992 (Predecessor)                                          1,000,413    $12,248,000     ($44,528,000)

  Net income for the month ended June 30, 1992                                        -              -        48,044,000
  Elimination of retained earnings at Effective Date                                  -       3,516,000       (3,516,000)
  Cancellation of common stock                                                (1,000,413)   (15,764,000)              -
                                                                            -------------  -------------  ---------------
Balance at June 30, 1992 (Predecessor)                                                -              -                -
                                                                            =============  =============  ===============

Balance at June 30, 1992 (Company)                                                    -              -                -

  Issuance of common stock at reorganization
    value at Effective Date                                                    2,000,000    $16,899,000               -
  Net loss for the eleven months ended May 31, 1993                                   -              -         ($637,000)
  Collections on notes due from former directors                                      -              -                -
  Shares issued pursuant to restricted stock plan                                 30,000        150,000               -
                                                                            -------------  -------------  ---------------
Balance at May 31, 1993 (Company)                                              2,030,000     17,049,000         (637,000)

  Net income for the year ended May 31, 1994                                          -              -         1,539,000
  Shares issued pursuant to  recapitalization                                  1,941,219     14,735,000               -
  Utilization of Predecessor net operating
    loss carryovers                                                                   -         931,000               -
  Collections on notes due from former directors                                      -              -                -
  Shares cancelled pursuant to restricted stock plan                              (2,200)            -                -
  Amortization of deferred compensation                                               -              -                -
                                                                            -------------  -------------  ---------------
Balance at May 31, 1994 (Company)                                              3,969,019     32,715,000          902,000

  Net income for the year ended May 31, 1995 (As Restated) (Note 8)                   -              -         1,906,000
  Utilization of Predecessor net operating
    loss carryovers                                                                   -         221,000               -
  Shares cancelled pursuant to reverse stock split                                   (44)            -                -
  Amortization of deferred compensation                                               -              -                -
                                                                            -------------  -------------  ---------------
Balance at May 31, 1995 (Company) (As Restated)                                3,968,975    $32,936,000       $2,808,000
                                                                            =============  =============  ===============


                                                                              NOTES DUE
                                                                             FROM FORMER     DEFERRED
                                                                              DIRECTORS    COMPENSATION       TOTAL
                                                                            -------------  -------------  --------------
Balance at May 31, 1992 (Predecessor)                                          ($215,000)            -     ($32,495,000)

  Net income for the month ended June 30, 1992                                        -              -       48,044,000
  Elimination of retained earnings at Effective Date                                  -              -               -
  Cancellation of common stock                                                        -              -      (15,764,000)
                                                                            -------------  -------------  --------------
Balance at June 30, 1992 (Predecessor)                                         ($215,000)            -        ($215,000)
                                                                            =============  =============  ==============

Balance at June 30, 1992 (Company)                                             ($215,000)            -        ($215,000)

  Issuance of common stock at reorganization
    value at Effective Date                                                           -              -       16,899,000
  Net loss for the eleven months ended May 31, 1993                                   -              -         (637,000)
  Collections on notes due from former directors                                  77,000             -           77,000
  Shares issued pursuant to restricted stock plan                                     -       ($100,000)         50,000
                                                                            -------------  -------------  --------------
Balance at May 31, 1993 (Company)                                               (138,000)      (100,000)     16,174,000

  Net income for the year ended May 31, 1994                                          -              -        1,539,000
  Shares issued pursuant to  recapitalization                                         -              -       14,735,000
  Utilization of Predecessor net operating
    loss carryovers                                                                   -              -          931,000
  Collections on notes due from former directors                                 138,000             -          138,000
  Shares cancelled pursuant to restricted stock plan                                  -              -               -
  Amortization of deferred compensation                                               -          50,000          50,000
                                                                            -------------  -------------  --------------
Balance at May 31, 1994 (Company)                                                     -         (50,000)     33,567,000

  Net income for the year ended May 31, 1995 (As Restated) (Note 8)                   -              -        1,906,000
  Utilization of Predecessor net operating
    loss carryovers                                                                   -              -          221,000
  Shares cancelled pursuant to reverse stock split                                    -              -               -
  Amortization of deferred compensation                                               -          50,000          50,000
                                                                            -------------  -------------  --------------
Balance at May 31, 1995 (Company) (As Restated)                             $         -    $         -      $35,744,000
                                                                            =============  =============  ==============


See notes to financial statements.

                             BARRY'S JEWELERS, INC.

                            STATEMENTS OF CASH FLOWS

                                                                                      COMPANY                     PREDECESSOR
                                                                     ------------------------------------------  -------------
                                                                                                      ELEVEN
                                                                         YEAR           YEAR       MONTHS ENDED   MONTH ENDED
                                                                     ENDED MAY 31,  ENDED MAY 31,     MAY 31,       JUNE 30,
                                                                         1995           1994           1993           1992
                                                                     ------------- -------------- -------------- --------------
                                                                     (AS RESTATED)
                                                                       (Note 8)
OPERATING ACTIVITIES
Net income (loss)                                                      $1,906,000     $1,539,000      ($637,000)   $48,044,000
Adjustments to reconcile net income (loss)
  to net cash provided by (used in) operating activities:
    Extraordinary gain                                                          -              -              -    (49,229,000)
    Depreciation and amortization                                       3,854,000      3,257,000      2,730,000        218,000
    Compensation on issuance of common stock                               50,000         50,000         50,000              -
    Provision for doubtful accounts                                    10,193,000      9,723,000     10,187,000        756,000
    Loss on sale or abandonment of property and equipment                 101,000         13,000              -              -
    Deferred income taxes                                                (882,000)      (118,000)             -              -
    Changes in operating assets and liabilities:
      Customer receivables                                            (16,386,000)   (11,742,000)   (12,199,000)       392,000
      Merchandise inventories                                         (11,260,000)       677,000     (3,800,000)       452,000
      Prepaid expenses and other current assets                        (1,141,000)       (42,000)       294,000        583,000
      Other assets                                                        (42,000)        (2,000)        71,000        (33,000)
      Accounts payable - trade                                          2,703,000     (1,432,000)     3,798,000        475,000
      Accrued liabilities                                               1,306,000      2,338,000        630,000       (938,000)
                                                                     ------------- -------------- -------------- --------------
Net cash provided by (used in) operating activities                    (9,598,000)     4,261,000      1,124,000        720,000

INVESTING ACTIVITIES
Purchase of property and equipment                                     (6,516,000)    (2,848,000)    (1,488,000)             -
Proceeds on sale of assets                                                 24,000              -         70,000              -
                                                                     ------------- -------------- -------------- --------------
Net cash used in investing activities                                  (6,492,000)    (2,848,000)    (1,418,000)             -

FINANCING ACTIVITIES
Implementation of Reorganization Plan:
  Pay pre-petition trade accounts payable                                       -              -              -     (4,516,000)
  Payment on 12-5/8% Subordinated Notes                                         -              -              -     (2,550,000)
  Cash applied to revolving facility                                            -              -              -     (2,841,000)
                                                                     ------------- -------------- -------------- --------------
  Net cash used in Reorganization Plan                                          -              -              -     (9,907,000)
Net proceeds from revolving facility                                   16,507,000      7,186,000      5,476,000              -
Principal payments on long-term debt                                     (561,000)    (5,269,000)    (6,642,000)       (11,000)
Cash in escrow                                                                  -              -              -       (333,000)
Reduction of long-term debt pursuant to Recapitalization                        -     (1,498,000)             -              -
Recapitalization costs                                                          -     (2,412,000)             -              -
Decrease in notes due from former directors                                     -        138,000         77,000              -
                                                                     ------------- -------------- -------------- --------------
Net cash provided by (used in) financing activities                    15,946,000     (1,855,000)    (1,089,000)   (10,251,000)
                                                                     ------------- -------------- -------------- --------------
Increase (decrease) in cash                                              (144,000)      (442,000)    (1,383,000)    (9,531,000)

Cash at beginning of period                                             1,098,000      1,540,000      2,923,000     12,454,000
                                                                     ------------- -------------- -------------- --------------
Cash at end of period                                                    $954,000     $1,098,000     $1,540,000     $2,923,000
                                                                     ============= ============== ============== ==============



See notes to financial statements.

                             BARRY'S JEWELERS, INC.

                            STATEMENTS OF CASH FLOWS


                                                                                      COMPANY                     PREDECESSOR
                                                                     -------------------------------------------  -------------
                                                                                                      ELEVEN
                                                                         YEAR           YEAR       MONTHS ENDED   MONTH ENDED
                                                                     ENDED MAY 31,  ENDED MAY 31,     MAY 31,       JUNE 30,
                                                                         1995           1994           1993           1992
                                                                     ------------- -------------- --------------  -------------
                                                                     (AS RESTATED)
                                                                       (Note 8)
Supplemental disclosure of cash flow information:

  Cash paid for:
    Interest                                                           $9,105,000     $7,106,000     $6,458,000       $695,000
    Income taxes                                                         $976,000        $56,000            -              -


Supplemental schedule of noncash investing and financing activities:

     During 1995, a capital lease obligation of $487,000 was incurred when the Company entered into a lease for new equipment. During fiscal 1995 and 1994, the Company recognized the utilization of the Predecessor's net operating loss carryovers for tax purposes of $221,000 and $931,000, respectively, as an increase to common stock and a reduction to current taxes payable (see Note 5).





See notes to financial statements.

                             BARRY'S JEWELERS, INC.

                         NOTES TO FINANCIAL STATEMENTS

                YEARS ENDED MAY 31, 1995 (AS RESTATED) AND 1994,
        ELEVEN MONTHS ENDED MAY 31, 1993 AND MONTH ENDED JUNE 30, 1992.

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FRESH START REPORTING

The American Institute of Certified Public Accountants has issued Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the
Bankruptcy Code" ("SOP 90-7").   Pursuant to SOP 90-7, the Company qualified
for fresh start reporting as of June 30, 1992. Under this concept, all assets and liabilities are restated to current value of the reorganized entity, which approximates the Company's fair value at the date of reorganization. Barry's Jewelers, Inc. is referred to as the Predecessor through and including June 30, 1992 and as the Company subsequent to June 30, 1992.

The Company obtained a valuation of the reorganized entity from its financial consultant to determine an estimate of the Company's reorganization value. The valuation estimated the reorganization value (total assets less noncurrent liabilities of the Company) to be approximately $17 million. The Company performed a final valuation at year-end of existing assets and liabilities and recorded adjustments to the historical book value at June 30, 1992 of certain leasehold improvements and furniture and fixtures of $1,135,000. The Company determined that the fair value of remaining assets and liabilities approximated their historical carrying value, and as such, no further valuation adjustments were recorded.

In addition, the accumulated surplus of $3,516,000 of the Predecessor was eliminated and its capital structure was adjusted to conform with the approved reorganization plan described in Note 3.

BUSINESS DESCRIPTION

Barry's Jewelers, Inc. (the "Company") operates a chain of retail stores that sell fine jewelry and watches and utilize credit financing to enhance
sales.   The  Company  operated  162  stores  on May 31, 1995, and 144 stores on May 31, 1994 and 1993.

REVENUE RECOGNITION

The Company recognizes revenue upon delivery of merchandise to the customer and either the receipt of a cash payment or approval of a credit agreement.

                             BARRY'S JEWELERS, INC.

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CUSTOMER RECEIVABLES

Customer receivables consist solely of revolving charge accounts with monthly payment amounts established such that the payment of the credit balance will occur, generally, over a period of nine to twenty-four months. In accordance with usual trade practice, customer receivables are included in current assets.

The Company performs a credit evaluation using a point scoring system and other factors and grants credit to customers meeting the Company's requirements.
Down payments are required on most credit sales. Additionally, the Company routinely assesses the collectibility of its customer receivables.

The Company's receivables are with customers residing principally in California and Texas. The Company does business in 16 states, primarily Arizona, California, Colorado, Texas and Utah, as well as in Ohio, Indiana and North and South Carolina.

MERCHANDISE INVENTORIES

Merchandise inventories, substantially all of which represent finished goods, are stated at the lower of weighted average cost or market. Weighted average cost is determined on the first-in, first-out method.

PROPERTY AND EQUIPMENT

Property and equipment in existence at June 30, 1992 were stated at fair values as of that date pursuant to fresh start reporting. Additions since June 30, 1992 are stated at cost.

Depreciation and amortization of equipment and leasehold improvements are computed by the straight-line method over the shorter of the following periods or the life of the leases for leasehold improvements:


                                                             Years
                                                            -------
                                                               >
                 Leasehold improvements                     10 - 15
                 Furniture and fixtures                      5 - 10
                 Machinery and equipment                          5

                             BARRY'S JEWELERS, INC.

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DEFERRED DEBT ISSUANCE COSTS

Deferred debt issuance costs are amortized using the straight-line method over the terms of the various related financing agreements.

INCOME TAXES

The Company utilizes the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities and are measured at the enacted tax rates that will be in effect when these differences reverse.

EARNINGS PER SHARE

Earnings per share are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the periods presented. Common stock equivalents consist of shares issuable upon the exercise of stock options and warrants, and are included in the calculation of the weighted average number of shares outstanding when their effect is dilutive.

On November 1, 1994, the Company's Board of Directors declared a 1-for-5 reverse stock split of the Company's common stock and decreased authorized common shares to 8,000,000, effective November 16, 1994. All references in the financial statements to the number of shares and per share amounts have been retroactively adjusted for the reverse stock split and the decrease in the number of authorized shares.

RECLASSIFICATIONS

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

                             BARRY'S JEWELERS, INC.

2.       RECAPITALIZATION AND DEBT

On December 22, 1993, the Company completed certain recapitalization transactions (the "Recapitalization") pursuant to which the lenders under the then-existing revolving facility (the "Old Revolving Facility") and the then-existing term loan (the "Old Term Loan") exchanged the bank debt outstanding thereunder (approximately $86,498,000 at December 22, 1993 (the "Old Bank Debt")) for, in the aggregate, (i) 1,941,219 shares (as adjusted for the reverse stock split on November 1, 1994) of Common Stock (issued in exchange for $15 million debt conversion), (ii) $70,000,000 aggregate principal amount of 11% Senior Secured Notes (the "Senior Secured Notes") (issued at par), and (iii) cash of approximately $1,498,000. In addition, all accrued interest with respect to the Old Bank Debt was paid on such date.

Simultaneously on December 22, 1993, the Company entered into a new revolving credit facility with a new bank (the "New Credit Agreement"). The New Credit Agreement, which has been subsequently amended among other things, to add Shawmut Bank, N.A. as a lender thereby, provides for revolving loans and undrawn letters of credit of up to $40 million (subject to limitations as provided under the New Credit Agreement) with formulas limiting borrowing availability based on the Company's eligible accounts receivable and merchandise inventories.

Loans under the New Credit Agreement mature on January 31, 1997, are secured by substantially all of the Company's assets, and contain covenants and events of default which, among other things, limit capital expenditures, indebtedness and payment of dividends and require maintenance of certain financial ratios.
Loans bear interest at a per annum rate calculated as (x) the higher of (a) the annual rate of interest announced from time to time by the lender as its "base rate," and (b) 0.5% above the Federal Funds Effective Rate (as defined in the New Credit Agreement) from time to time, plus (y) 1.5%. Eurodollar Rate Loans under the New Credit Agreement bear interest at a per annum rate calculated as the sum of the Eurodollar Rate (as defined in the New Credit Agreement) plus 2.75%. Loans outstanding of $21,625,000 at May 31, 1995 bear a weighted average interest rate of 9.21%.

The Senior Secured Notes are due and payable on December 22, 2000, bear interest at 11% per annum, payable semiannually on April 30 and October 31, and have a security interest in the Company's assets that is effectively second in priority to the obligations pursuant to the New Credit Agreement.

                             BARRY'S JEWELERS, INC.

2.       RECAPITALIZATION AND DEBT (CONTINUED)

Long-term debt consists of the following:

                                                       May 31,
                                                  1995             1994
                                              -----------      -----------
New Credit Agreement                          $21,625,000      $ 5,117,000
11% Senior Secured Notes                       70,000,000       70,000,000
Equipment loans                                    23,000          178,000
12-5/8% Senior Subordinated Notes                 320,000          640,000
Capital Lease                                     400,000               -
                                              -----------      -----------
                                               92,368,000       75,935,000
Less current portion                              488,000          466,000
                                              -----------      -----------
Long-term debt                                $91,880,000      $75,469,000
                                              ===========      ===========

Payments of $80,000 plus interest are due quarterly through May 1996 on the 12-5/8% Senior Subordinated Notes (see note 3).

The aggregate maturities of long-term debt for the years subsequent to May 31, 1995 are as follows:

                 1996                                $   488,000
                 1997                                 21,801,000
                 1998                                     79,000
                 Thereafter                           70,000,000
                                                     -----------
                 Total                               $92,368,000
                                                     ===========

3.       REORGANIZATION PLAN

On February 26, 1992, Barry's Jewelers, Inc. voluntarily initiated a case under Chapter 11 of the United States Bankruptcy Code and filed its prenegotiated plan of reorganization. On June 19, 1992, the United States Bankruptcy Court for the Central District of California entered an order confirming the Company's Amended Plan of Reorganization, as modified, under Chapter 11 of the United States Bankruptcy Code (the "Reorganization Plan"). The effective date of the Reorganization Plan was June 30, 1992 (Effective Date).

                             BARRY'S JEWELERS, INC.

 3.      REORGANIZATION PLAN (CONTINUED)

The confirmed Reorganization Plan, as of the Effective Date, provided for the following:

(a)      Bank Borrowings

         The Company's credit obligations under the then-existing credit facility, consisting of $95 million principal amount outstanding, were restructured to include Old Term Loan and Old Revolving Facility (which, on the Effective Date, after giving effect to payments on such facilities on that date, were approximately $32,076,000 and $57,716,000, respectively). Interest on the Old Term Loan and Old Revolving Facility accrued at the rate of 2% and 1-3/8% per annum, respectively, over the Bank's prevailing prime rate, subject to increases in the event of default.

         Principal payments on the Old Term Loan were $341,833 per month until maturity. The Old Revolving Facility provided for advances, with formulas based on the Company's eligible accounts receivable and merchandise inventories, of up to $64,000,000.

         The Old Term Loan and the Old Revolving Facility were collateralized by substantially all present and future assets of the Company and contained covenants and events of default which, among other things, limit capital expenditures, indebtedness, payment of dividends and investments as well as required the Company to maintain certain financial ratios. See Note 2 for a description of the replacement of the Old Term Loan and the Old Revolving Facility with the New Credit Agreement and Senior Secured Notes on December 22, 1993.

         In addition, the banks received warrants to purchase an aggregate of 50,000 shares of post-reorganization common stock (Company's Common Stock), an amount equal to 2-1/2% of the shares outstanding as of the Effective Date, at a price of $16.75 per share of the Company's Common Stock, expiring June 30, 2002.

(b)      Predecessor 12-5/8% Subordinated Notes

         All of the $46,500,000 aggregate principal amount of the 12-5/8% Subordinated Notes issued in April 1986 (the "Predecessor 12-5/8% Subordinated Notes") were automatically canceled, and in exchange therefor, the holders received an aggregate of $2,550,000 in cash, 1,800,000 shares of the Company's Common Stock representing 90% of the shares outstanding on the Effective Date, and Senior Subordinated Notes due May 15, 1996 in an

                             BARRY'S JEWELERS, INC.

3.       REORGANIZATION PLAN (CONTINUED)

 (b)     Predecessor 12-5/8% Subordinated Notes (continued)

         aggregate principal amount of $1,200,000. Principal and interest are payable quarterly with the principal payments required to fully amortize the Company's 12-5/8% Subordinated Notes by May 15, 1996. No distribution was made in respect of accrued and unpaid interest on the Predecessor 12-5/8% Subordinated Notes (see note 2).

(c)      Predecessor Common Stock

         All shares of the Predecessor's Common Stock outstanding immediately prior to the Effective Date (Predecessor Common Stock) were canceled and the holders received in exchange an aggregate of 140,000 shares of Company Common Stock, representing 7% of the shares outstanding on the Effective Date, and warrants to purchase an aggregate of 160,000 shares of Company Common Stock, an amount which is equivalent to 8% of the shares outstanding as of the Effective Date, at a price of $16.75 per share, expiring June 30, 2002.

(d)      Other Claims

         Other Allowed Claims were paid in full in cash at the Effective Date or in accordance with their terms.

(e)      Management

         Pursuant to the Reorganization Plan, the Company instituted a new Employee Incentive Stock Plan and a new Employee Stock Option Plan. (For further discussion, see Note 7.)

(f)      Shares Issued and Outstanding

         Immediately prior to the Effective Date, the Predecessor had 1,000,413 shares of Common Stock outstanding. On the Effective Date, all shares of the Predecessor's Common Stock were canceled, and the Company issued 2,000,000 shares of Common Stock.

                             BARRY'S JEWELERS, INC.

3.       REORGANIZATION PLAN (CONTINUED)

(g)      Extraordinary Item

         The extraordinary item in the month ended June 30, 1992 represents the gain on cancellation of the Predecessor's 12-5/8% Subordinated Notes and related accrued interest ($50,580,000), net of write-off of deferred debt expenses ($1,351,000). The gain resulting from the forgiveness of debt is not taxable for federal and state income tax purposes.

4.       RESTRUCTURING CHARGES

In connection with a restructuring of its long-term debt obligations and the Company's emergence from Chapter 11 on June 30, 1992, the Company recorded charges for professional fees of approximately $100,000 (eleven months ended May 31, 1993), $450,000 (month ended June 30, 1992) and $4,200,000 (1992).
Such fees were originally budgeted to be incurred during the year ended May 31, 1992 but were more appropriately expensed as incurred during the emergence from Chapter 11. These restructuring charges are included in the accompanying financial statements as part of selling, general and administrative expenses.

5.       INCOME TAXES

At May 31, 1995 and 1994, the Company had available approximately $7,800,000 and $15,000,000, respectively of remaining pre-reorganization usable net operating loss (the "NOL") carryovers for federal income tax purposes expiring through 2008.

Pursuant to Internal Revenue Service guidelines, the NOL is subject to further limitation immediately after any owner shift or equity structure shift, if the percentage of stock owned by one or more "five percent shareholders" has increased by more than 50 percentage points over the lowest percentage held by such five percent shareholders at any time during the testing period. In management's belief, the Company experienced such a change in ownership in fiscal 1995. Accordingly, the Company reduced the existing May 31, 1994 NOL by approximately 50%. The utilization of the remaining NOL is limited to $650,000 of taxable income annually for the next 12 years, and, for financial reporting purposes, is recorded as a credit to common stock.

Utilization of the NOL for tax purposes resulted in a credit to common stock of approximately $221,000 and $931,000 at May 31, 1995 and 1994, respectively. In addition, the Company reduced

                             BARRY'S JEWELERS, INC.

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

5.       INCOME TAXES (CONTINUED)

the current provision for May 31, 1994 by approximately $273,000 through the utilization of operating loss carryovers which arose subsequent to the Reorganization. At May 31, 1995, there are no remaining NOL carryovers relating to operating losses occurring subsequent to the Reorganization.

At May 31, 1995, the Company recorded a deferred tax benefit of approximately $882,000 due to a reduction in the valuation allowance, as management believes the realization of certain net deferred tax assets is more likely than not.

For the fiscal year ended May 31, 1993, the Company did not record a benefit for income taxes because utilization of the NOL was not reasonably assured for financial reporting purposes.

The provision for income taxes includes the following:

                                                                               Year Ended
                                                                                 May 31,
                                                                          1995              1994
                                                                        ---------        ----------
         Current:
            Federal . . . . . . . . . . . . . . . . . . . . . . .       $ 853,000         $  793,000
            State . . . . . . . . . . . . . . . . . . . . . . . .          29,000            334,000
                                                                        ---------         ----------
                                                                          882,000          1,127,000
         Deferred:
            Federal . . . . . . . . . . . . . . . . . . . . . . .        (652,000)          (118,000)
            State . . . . . . . . . . . . . . . . . . . . . . . .        (230,000)                -
                                                                        ---------         ----------
                                                                         (882,000)          (118,000)
                                                                        ---------         ----------
                                                                        $      -          $1,009,000
                                                                        =========         ==========

The Company's effective tax rate differs from the statutory federal income tax rate as follows:

                                                                               Year Ended
                                                                                 May 31,
                                                                         1995              1994
                                                                      ----------         ---------
         Statutory rate . . . . . . . . . . . . . . . . . . . . .         35.0%             34.0%
         Surtax benefit . . . . . . . . . . . . . . . . . . . . .        (1.0)                -
         State taxes (net of federal tax) . . . . . . . . . . . .         3.6                3.1
         Net operating loss carryforward  . . . . . . . . . . . .          -               (15.9)
         Valuation allowance  . . . . . . . . . . . . . . . . . .       (34.8)              18.4
         Alternative minimum tax credits  . . . . . . . . . . . .        (3.8)                -
         Other  . . . . . . . . . . . . . . . . . . . . . . . . .         1.0                 -
                                                                        -----              -----
            Effective tax rate  . . . . . . . . . . . . . . . . .          - %              39.6%
                                                                        =====              =====

                             BARRY'S JEWELERS, INC.

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

5.       INCOME TAXES (CONTINUED)

The components of deferred tax assets (liabilities and valuation allowance) are as follows:


                                                                                  May 31,
                                                                         1995              1994
                                                                       --------          ---------
         Current deferred tax assets:
            Accounts receivable . . . . . . . . . . . . . . . . .     $ 4,682,000      $ 4,480,000
            Inventory . . . . . . . . . . . . . . . . . . . . . .       1,073,000          833,000
            Vacation accrual  . . . . . . . . . . . . . . . . . .         340,000          325,000
            State taxes . . . . . . . . . . . . . . . . . . . . .          60,000           40,000
                                                                      -----------      -----------
                                                                        6,155,000        5,678,000
         Noncurrent tax assets:
            Property and leasehold improvements . . . . . . . . .         325,000          636,000
            Net operating loss carryforwards  . . . . . . . . . .       2,891,000        5,798,000
            Other . . . . . . . . . . . . . . . . . . . . . . . .         194,000           89,000
                                                                      -----------      -----------
                                                                        3,410,000        6,523,000
                                                                      -----------      -----------

            Total deferred tax assets . . . . . . . . . . . . . .       9,565,000       12,201,000
            Valuation allowance . . . . . . . . . . . . . . . . .      (8,565,000)     (12,083,000)
                                                                      -----------      -----------
            Net deferred tax assets . . . . . . . . . . . . . . .     $ 1,000,000      $   118,000
                                                                      ===========      ===========

6.       LEASE COMMITMENTS AND CONTINGENCIES

The Company leases store and office facilities and certain equipment used in its regular operations under operating leases which expire at various dates through 2005. The store leases provide for additional rentals based upon sales and for payment of taxes, insurance and certain other expenses. Rent expense charged to operations is as follows:


                                                            Company                      Predecessor
                               -------------------------------------------------         ------------
                                                                        Eleven
                                   Year               Year              Months             Month
                                  Ended              Ended              Ended              Ended
                                 May 31,             May 31,           May 31,            June 30,
                                  1995                1994               1993               1992
                               -----------         -----------        ----------          --------
Minimum rentals                 $9,914,000          $8,201,000        $7,492,000          $666,000
Additional rentals               2,816,000           2,236,000         1,978,000           131,000
                               -----------         -----------        ----------          --------
                               $12,730,000         $10,437,000        $9,470,000          $797,000
                               ===========         ===========        ==========          ========

                             BARRY'S JEWELERS, INC.

6.       LEASE COMMITMENTS AND CONTINGENCIES (CONTINUED)

Included in the above table is rent expense paid to officers/shareholders related to certain stores and the office facility, of $787,000 (1995), $784,000 (1994), $725,000 (eleven months ended May 31, 1993), and $66,000
(month ended June 30, 1992).

Minimum rental commitments for all noncancelable leases in effect as of May 31, 1995 are as follows:

                                         Shareholders                  Others                 Total
                                         ------------                  ------                 -----
                 1996                     $  645,000                $ 8,726,000           $ 9,371,000
                 1997                        629,000                  7,335,000             7,964,000
                 1998                        629,000                  5,949,000             6,578,000
                 1999                        629,000                  5,313,000             5,942,000
                 2000                        629,000                  4,271,000             4,900,000
                 Thereafter                3,147,000                 11,805,000            14,952,000
                                          ----------                -----------           -----------
                                          $6,308,000                $43,399,000           $49,707,000
                                          ==========                ===========           ===========

The Company is from time to time involved in routine litigation incidental to the conduct of its business. Based upon discussions with legal counsel, management believes that its litigation currently pending will not have a material adverse effect on the Company's financial position or results of operations.

7.       SHAREHOLDERS' EQUITY

Stock Options

On July 29, 1992, pursuant to the Reorganization Plan, all previously outstanding employee stock options of the Predecessor were canceled on the Effective Date, and new options were issued to the former holders according to the 1992 Employee Stock Option Plan (the "1992 Stock Option Plan).

On November 1, 1994, the shareholders approved the 1994 Employee Stock Option Plan (the "1994 Stock Option Plan"), which terminated the 1992 Stock Option Plan. The termination of the 1992 Stock Option Plan does not affect the outstanding options previously granted under the 1992 Stock Option Plan. At May 31, 1995, there were options to purchase 153,900 shares outstanding under the 1992 Employee Stock Option Plan.

                             BARRY'S JEWELERS, INC.

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

7.       SHAREHOLDERS' EQUITY (CONTINUED)

1994 Employee Stock Option Plan:

The Company's 1994 Employee Stock Option Plan (the "1994 Stock Option Plan") effective November 1, 1994 has a term of ten years and provides for the grant of Incentive Stock Options (ISOs) and Nonqualified Stock Options (NSOs). Options granted are at the fair market value at date of grant for ISOs (or not less than 85% of fair market value for NSOs) and, subject to termination of employment, expire no later than ten years from date of grant, are not transferable, and vest in three equal annual installments as specified by the Audit and Compensation Committee of the Board of Directors. A total of 220,000 shares of common stock may be issued under the 1994 Stock Option Plan.

Non-employee directors automatically receive options to purchase 2,000 shares of common stock upon their being added to the Board of Directors and options to purchase 1,000 shares of common stock on the date of each annual meeting of shareholders.

                             BARRY'S JEWELERS, INC.

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

7.       SHAREHOLDERS' EQUITY  (CONTINUED)

The following is a summary of the Company stock options granted through May 31, 1995, as adjusted for the reverse stock split (see note 1):

                                                                  Shares
                                                                  ------
                                                            ISO's         NSO'S
                                                            -----         -----
Balance at June 30, 1992                                        -              -

  Granted at $6.25 - $8.45 per share                      152,399          8,000

  Terminated                                               (5,112)             -
                                                          -------         ------

Balance at May 31, 1993                                   147,287          8,000
                                                          -------         ------

  Granted at $5.00 - $7.50 per share                        2,599          5,600

  Terminated                                               (6,356)             -
                                                          -------         ------

Balance at  May 31, 1994                                  143,530         13,600
                                                          -------         ------

  Granted at $5.45 - $7.35 per share
         the 1992 Option Plan                               2,600              -
         the 1994 Option Plan                              94,400          8,800

  Terminated
         the 1992 Option Plan                              (3,430)        (2,400)
                                                          -------         ------

Balance at May 31, 1995                                   237,100         20,000
                                                          =======         ======


Employee Incentive Stock Plan:

The Employee Incentive Stock Plan provides for the grant by the Company of shares of common stock for no consideration (other than past services). The Employee Incentive Stock Plan has a term of ten years.

A total of 100,000 shares of common stock were initially reserved for issuance pursuant to the Employee Incentive Stock Plan. As of June 30, 1992, pursuant to the Reorganization Plan, a total of 60,000 shares of common stock were granted to certain members of management of the Company. As a result of the Recapitalization, restrictions on such shares lapsed. An additional 30,000 shares of common stock were granted in 1993 to an officer of the Company subject to restrictions expiring May 31, 1995. The fair market value of the shares of $150,000 at the date of grant is being charged to expense over the three-year vesting period.

                             BARRY'S JEWELERS, INC.

7.       SHAREHOLDERS' EQUITY  (CONTINUED)

Shares of common stock reserved for future issuance are summarized as follows:

         Employee Incentive Stock Plan                            10,000
         1992 Employee Stock Options                             153,900
         1994 Employee Stock Options                             220,000
         Warrants (see note 3)                                   210,000
                                                                --------
                                                                 593,900
                                                                ========

Employee Stock Purchase Plan

On November 1, 1994, shareholders of the Company approved the Company's Employee Stock Purchase Plan, which enables substantially all employees of the Company with more than one year of service to purchase shares of the Company's common stock at not less than 85% of the fair market value at the date of purchase during one or more offering periods specified by the Company. A total of 50,000 shares has been authorized for issuance under this plan. At May 31, 1995, no shares of common stock have been purchased under this plan.

Other Plans

The Board of Directors adopted a qualified 401(k) retirement plan effective June 1, 1995. Substantially all employees of the Company are eligible to participate in the Company's 401(k) plan upon attaining age 21 and six consecutive months of service. Employees may elect to contribute 1% to 15% of their compensation subject to certain IRS limitations. Employer matching contributions are determined annually by a Board of Directors resolution. Participants are partially vested in employer matching contributions after 2 years and fully vested after 5 years.

Nonqualified Deferred Compensation Plan

On June 1, 1994, a Nonqualified Deferred Compensation Plan was established for the benefit of a select group of management, highly compensated employees and/or Directors who contribute materially to the continued growth, development and business success of the Company. The plan is unfunded for tax purposes and for purposes of Title I of ERISA.

8.       RESTATEMENT

Subsequent to the issuance of the Company's 1995 financial statements, management detected a mathematical mistake in the accumulation of the March 5, 1995 physical merchandise inventories. Accordingly, the accompanying financial statements for the year ended May 31, 1995 have been restated. The effects of this restatement are summarized as follows:

                                                                 As
                                                             Previously             As
                                                              Reported           Restated
As of May 31, 1995:
  Merchandise inventories                                    $55,382,000        $53,835,000
  Prepaid expenses and other current assets                 $  1,812,000       $  2,027,000
  Other accrued liabilities                                 $  3,419,000       $  2,970,000
  Retained earnings                                         $  3,691,000       $  2,808,000

For the year ended May 31, 1995:
  Cost of goods sold, buying and occupancy                   $77,360,000        $78,907,000
  Income before income taxes                                $  3,453,000       $  1,906,000
  Net income                                                $  2,789,000       $  1,906,000
  Net income per share                                            $  .70             $  .48

As a result of the above restatement, the Company was not in compliance with certain covenants under the terms of its New Credit Agreement (see Note 2). However, during December 1995 and in conjunction with a transaction involving the securitization of its receivables, the Company replaced the New Credit Agreement with an amended and restated revolving credit facility (the "Revolving Credit Agreement") which provides for maximum aggregate loans and letters of credit outstanding at any time of not more than $20,000,000 and is collateralized by merchandise inventories. The Revolving Credit Agreement, as further amended on July 12, 1996, also contains certain covenants and restrictions which, among other things, limit capital expenditures, indebtedness and payment of dividends and requires maintenance of certain financial ratios.

On July 26, 1996, the Company was notified that the agent of the securitization facility desires to extinguish the commitment under the facility. On August 15, 1996, the Company entered into a commitment letter with Bank of Boston relating to an $85,000,000 revolving credit facility that would replace the existing Revolving Credit Agreement and the commitment under the securitization facility. The Company is currently working with the Bank of Boston with respect to definitive documentation of such new facility and with the Senior Secured Note holders for their consent to such transactions and anticipates the consummation thereof in the near future. The new revolving credit facility will be collateralized by the Company's inventory and accounts receivable.

                                                                     SCHEDULE II
                             BARRY'S JEWELERS, INC.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


                                                                            ADDITIONS
                                                                  -----------------------------

                                                  BALANCE AT       CHARGED TO         TO OTHER                          BALANCE
                                                   BEGINNING        COSTS AND        ACCOUNTS -      DEDUCTIONS -       AT END
                      DESCRIPTION                  OF PERIOD        EXPENSES          DESCRIBE         DESCRIBE        OF PERIOD
- -----------------------------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts:
    Year Ended May 31, 1995 (Company)              $11,162,000     $10,501,000      $1,832,000 (a)   $11,833,000 (b)   $11,662,000
    Year Ended May 31, 1994 (Company)               11,500,000      10,018,000       1,936,000 (a)    12,292,000 (b)    11,162,000
    Eleven Months Ended May 31, 1993 (Company)      11,834,000      10,187,000       1,683,000 (a)    12,204,000 (b)    11,500,000
    Month Ended June 30, 1992 (Predecessor)         12,075,000         756,000         158,000 (a)     1,155,000 (b)    11,834,000


(a) Recoveries from accounts written off.
(b) Uncollectible accounts written off.