Form 10-K
period 1996-05-31
BARRYS JEWELERS INC /CA/
filed 1996-09-12
CIK 790360

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MAY 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER:  0-15017

                             BARRY'S JEWELERS, INC.
             (Exact name of registrant as specified in its charter)

                 CALIFORNIA                               95-3746316
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                   Identification No.)

                   111 WEST LEMON AVENUE, MONROVIA, CA  91016
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

                                  Common Stock
                                ----------------
                                (Title of class)

                                    Warrants
                                ----------------
                                (Title of class)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                                           [   ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of August 15, 1996 (computed by reference to the mean between the last reported bid and ask price of the registrant's Common Stock on NASDAQ on such date): $12,561,479.

             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                                           [X] Yes     [ ]  No

               Number of shares of Common Stock of the registrant
                       outstanding as of August 15, 1996:

              Common Stock, without par value:  3,999,416 shares.

                      Documents Incorporated by Reference

Portions of the Registrant's Proxy Statement (to be filed within 120 days following the end of the fiscal year) are incorporated herein by reference in
Part III with respect to directors and executive officers of the Registrant, executive compensation, security ownership of certain beneficial owners and management, and certain relationships and related transactions.

Portions of the following documents are incorporated herein by reference in
Part IV: Current Report on Form 8-K filed November 1, 1994; and certain exhibits to the Registrant's Annual Reports on Form 10-K for the years ended May 31, 1993, 1994 and 1995; and the Quarterly Report on Form 10-Q for the quarter ended November 30, 1993.

                                     PART I



ITEM 1.          BUSINESS

GENERAL

Barry's Jewelers, Inc. (the "Company," including the operations of its predecessor; see Item 6), as of May 31, 1996, operates 161 retail jewelry stores, principally in California, Texas, Arizona, Utah, Colorado, Montana, North Carolina, and South Carolina. As measured by the number of retail locations, the Company is the fifth largest specialty retailer of fine jewelry in the country. The Company's stores, located in regional malls, offer fine jewelry items in a wide range of styles and prices, with a principal emphasis on diamond and gemstone jewelry. The Company's corporate office is located at 111 West Lemon Avenue, Monrovia, California, 91016, and its telephone number is
(818) 303-4741.

The Company's operating strategy is to provide quality fine jewelry displayed in attractive store locations at affordable prices and to enhance sales by making credit financing available to qualified customers. The Company's sales capabilities are supported by a trained and knowledgeable sales staff, a fully automated, centralized credit and collection system for the authorization of credit sales and collection of accounts, and a sophisticated distribution system to efficiently replenish merchandise to the stores.

During 1992, the Company effected a comprehensive restructuring of its long-term debt obligations and capital structure. On February 26, 1992, the Company voluntarily initiated a case under Chapter 11 of the United States Bankruptcy Code and filed its pre-negotiated Plan of Reorganization in the United States Bankruptcy Court for the Central District of California (the "Court"). The Company remained debtor in possession in the case. On June 19, 1992, the Court entered an order confirming the Company's Amended Plan of Reorganization, as modified, under Chapter 11 of the United States Bankruptcy Code (the "Reorganization Plan"). The effective date of the Reorganization Plan was June 30, 1992.

On December 22, 1993, the Company completed separate recapitalization transactions (collectively, the "Recapitalization"). Prior to the Recapitalization, substantially all of the Company's long-term debt obligations consisted of loans under the 1992 Credit and Restructure Agreement dated as of June 30, 1992 (as amended, the "Old Credit Agreement"), among the Company, Wells Fargo Bank, N.A. ("Wells Fargo") and The Bank of California, N.A. ("Bank of California"), as Lenders, and Wells Fargo, as Agent. Immediately prior to the date of the Recapitalization, the Company had term loans outstanding under the Old Credit Agreement in the aggregate principal amount of approximately $26,000,000 and revolving loans outstanding in the aggregate principal amount of approximately $61,000,000 (collectively, the "Old Bank Debt"). On June 14, 1993, Fidelity Summer Street Trust: Fidelity Capital & Income Fund ("Fidelity Capital"), Fidelity Puritan Trust: Fidelity Puritan Fund ("Fidelity Puritan") and Variable Insurance Products Fund: High Income Portfolio ("Fidelity Variable"), each an entity to which Fidelity Management & Research Company provided investment advisory services (collectively, "Fidelity"), purchased from Bank of California all of the Company's obligations to Bank of California under the Old Credit Agreement.

As part of the Recapitalization, the Company entered into an Exchange Agreement (the "Exchange Agreement") dated as of December 22, 1993 (the "Recapitalization Date"), with Wells Fargo and Fidelity (collectively, the "Purchasers"). Pursuant to the Recapitalization, on the Recapitalization Date, the Purchasers, in the aggregate, exchanged approximately $86,498,000 outstanding principal amount of Old Bank Debt for (i) 1,941,219 shares (as adjusted for the reverse stock split on November 1, 1994) of the Company's Common Stock (the "Shares"),
(ii) $70,000,000 in aggregate principal amount of the Company's 11% Senior Secured Notes due December 22, 2000 (the "Notes") and (iii) approximately $1,498,000 in cash. The cash paid to the Purchasers included cash to repay the balance of the outstanding principal amount of the Old Bank Debt not converted into Shares or Notes. In addition, all accrued interest with respect to the Old Bank Debt was paid on the Recapitalization Date. Following the Recapitalization, there was no Old Bank Debt outstanding. Immediately following the Recapitalization, the Shares issued to Wells Fargo represented approximately 37.02% and the Shares issued to Fidelity in the aggregate represented approximately 11.88% (and together, approximately 48.91%) of the outstanding shares of Common Stock of the Company.

For a discussion of the terms of the current bank facility, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."


STORE PERFORMANCE

The following table sets forth selected data with respect to the Company's operations for the five fiscal years ended May 31, 1996.

                            1996           1995            1994           1993            1992
                            ----           ----            ----           ----            ----
Number of Stores
 Acquired during year            0              15               0              0               0
 Opened during year              7               8               1              0               1
 Closed during year              8               5               1              1              62(1)
 Total at year end             161             162             144            144             145
Percentage increase/
 (decrease) in sales of
 comparable stores (2)        2.2%           11.0%            7.4%           9.1%           (3.3%)
Average sales per
 comparable store (3)     $905,000        $871,000        $792,000       $736,000        $674,000

____________________________________

(1) Includes sixty stores in 1992 closed or sold as part of the Company's operational restructuring.

(2) Comparable stores are stores that were open for the same period in both the current and preceding years.

(3)          Computation based on comparable stores open during the year.
             Fiscal year 1992 excludes the inventory clearance sales conducted in sixty stores that closed during the first fiscal quarter in connection with the Company's operational restructuring.


DIAMOND AND GEMSTONE JEWELRY

The Company purchases most of its diamonds and gemstones directly from international markets located in Antwerp, Tel Aviv, New York, Bombay and elsewhere. The Company buys only cut and polished stones, primarily in sizes of one carat or less.

The Company purchases gold castings for rings, pendants, earrings, bracelets, and other items from several domestic and foreign sources and contracts with independent goldsmiths who polish the castings and set the stones supplied by the Company. The Company also purchases finished merchandise when it can be obtained at attractive prices.

Management believes that its direct purchases of diamonds, gemstones and mountings provide a cost advantage over many competitors who purchase a substantial portion of their diamonds, gemstones and mountings as finished merchandise from wholesalers and manufacturers and that this purchasing strategy enables the Company to establish competitive prices while maintaining favorable gross profit margins.


WATCHES, GOLD JEWELRY AND OTHER ITEMS

All watches, gold jewelry and other non-precious stone merchandise are purchased by buyers located in the Company's corporate office, with each store's inventory being replenished on a weekly basis and more often during peak selling periods. Each store has a minimum inventory level for all inventory classifications which is based on individual store sales history and can therefore be tailored to regional jewelry tastes. Management believes that centralized merchandise purchasing gives the Company price advantages with suppliers through economies of scale.


MERCHANDISE MIX

Diamond and gemstone jewelry, primarily wedding sets, cocktail rings, men's rings, pendants and earrings, accounted for approximately 70% of the Company's sales for fiscal 1996 and 1995. The Company also offers a wide range of prices and styles of gold jewelry, watches, repair services, and a limited selection of giftware. The Company's strategy is to offer merchandise at competitive prices, but not necessarily at the lowest prices in any given market area.

The approximate percentage of the Company's net sales represented by each major merchandise category for fiscal 1996 and 1995, based on internally generated reports, is as follows:

                                                               Percentage of Net Sales
                                                                1996            1995
                                                               ------          -----
Diamond and Gemstone Jewelry  . . . . . . . . . . . . . . .      70%             70%
Gold Jewelry  . . . . . . . . . . . . . . . . . . . . . . .      15%             15%
Watches . . . . . . . . . . . . . . . . . . . . . . . . .         5%              5%
Non-Diamond Rings . . . . . . . . . . . . . . . . . . . .         3%              3%
Miscellaneous . . . . . . . . . . . . . . . . . . . . . .         7%              7%
                                                                ---             ---
                                         Total  . . . . . .     100%            100%


SUPPLY AND PRICE FLUCTUATIONS

The world supply and price of diamonds are influenced considerably by the Central Selling Organization ("CSO"), which is the marketing arm of DeBeers Consolidated Mines, Ltd. ("DeBeers"), a South African company. Through the CSO, over the past several years, DeBeers has supplied approximately 80% of the world demand for rough diamonds, selling to gem cutters and polishers at controlled prices.

The continued availability of diamonds to the Company's suppliers is dependent, to some degree, upon the political and economic situation in South Africa. While several other countries, including Australia, the Commonwealth of Independent States, Zaire, Angola, Tanzania and Sierra Leone are suppliers of diamonds, the Company cannot predict with any certainty the effect on the overall supply or price of diamonds in the event of an interruption of supplies from South Africa, the CSO or DeBeers.

The Company is subject to other supply risks, including fluctuations in the price of precious gems and metals. The Company presently does not engage in any hedging activity with respect to possible fluctuations in the price of these items. If such fluctuations should be unusually large or rapid and result in prolonged higher or lower prices, there is no assurance that the necessary retail price adjustments will be made quickly enough to prevent the Company from being adversely affected.


TRADE NAMES

Historically, when the Company acquired a store or chain, it retained the trade name when management believed that significant customer loyalty and store identification existed. The Company predominantly operates under four trade names representing 148 of the 161 stores: Hatfield Jewelers, Mission Jewelers, Samuels Jewelers, and Schubach Jewelers. Four other trade names make up the remaining 13 stores: Barry's Jewelers, Barons Jewelers, A. Hirsh & Son Jewelers, and The Ringmaker.


CREDIT PROGRAM

The Company's credit policy is intended to complement its overall merchandising and sales strategy. The Company encourages creditworthy customers to use the cash they have available for a jewelry purchase as a down payment on a more expensive, better quality item rather than as payment in full for a less expensive item. The Company also offers consumer credit insurance to its customers. This insurance program, underwritten by a major insurance company, generally provides coverage for life, disability, unemployment and loss of property.

Sales under the Company's credit program accounted for approximately 54% of fiscal 1996 sales, net of down payments. Customers are encouraged to make a cash downpayment on all credit sales, with payment periods for the credit balance generally ranging from 9 to 24 months. Customers may also purchase jewelry for cash and by using major national credit cards.


SEASONALITY

The level of success of the Company is heavily dependent each year on the success of its Christmas selling season, which in turn depends on many factors beyond the Company's control, including the general business environment and competition in the industry. Sales during the Christmas season (which includes the period from the day following Thanksgiving day to December 31) generally account for approximately 26% of net sales and all or nearly all of annual earnings. For the month of December 1995, net sales were $32,352,000.


COMPETITION

The retail jewelry industry is highly competitive. It is estimated that there are approximately 35,000 retail jewelry stores in the United States, most of which are independently operated and not part of a major chain. Numerous companies, including publicly and privately held independent stores and small chains, department stores, catalog showrooms, direct mail suppliers, and TV shopping networks, provide competition on a national and regional basis. The malls and shopping centers where many of the Company's stores are located typically contain several other national chain or independent jewelry stores as well as one or more jewelry departments located in the "anchor" department stores. Certain of the Company's competitors, including in particular Zale Corporation and Sterling, Inc., are substantially larger than the Company and have greater financial resources.

Management believes that the primary elements of competition in the retail jewelry business are quality of personnel, level of customer service, breadth, depth, price and quality of merchandise offered, credit terms and store location and design. Management believes that the Company competes successfully because of its highly experienced and knowledgeable personnel, the personal attention given to its customers, direct involvement of senior officers in monitoring store operations, wide selection of merchandise, purchasing and pricing policies, timely credit approval and effective sales techniques. However, the competitive environment is often affected by factors beyond a particular retailer's control, such as shifts in consumer preferences, economic conditions, population and traffic patterns. In addition, the Company believes that, as the jewelry retailing industry consolidates, the ability to compete effectively may become increasingly dependent on volume purchasing capability, regional market focus, superior management information systems, and the ability to provide customer service through trained and knowledgeable sales staffs.


EMPLOYEES

At May 31, 1996, the Company had 1,335 full- and part-time employees, of whom approximately 1,215 were credit and store sales employees and approximately 120 were administrative personnel. Unions represented 36 employees, or 3% of the Company's employees, at such date. Union contracts covering these employees expired on August 31, 1996. The contracts are currently being renegotiated. The Company believes it provides working conditions and wages which compare favorably with those offered by other retailers in the industry and that its employee relations are good. The Company has never experienced any material labor unrest, disruption of operations or strikes.



ITEM 2.          PROPERTIES

The Company leases approximately 38,000 square feet for its headquarters location under a lease expiring in 2005. In addition, all of the Company's stores are located on leased premises. Most of the store leases provide for the payment of base rentals plus real estate taxes, insurance, common area maintenance fees and mall association dues as well as contingent rentals based on the store's gross sales. Most of the Company's leases provide for initial terms of 10 to 15 years, with varying provisions for extensions or renewals. None of these leases individually is material to the operations of the Company.

The Company believes that its leased space is adequate for its current and prospective operations.


ITEM 3.          LEGAL PROCEEDINGS

The Company is from time to time involved in routine litigation incidental to the conduct of its business. The Company believes that no litigation currently pending against it will have a material adverse effect on its financial position or results of operations.


ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF  SECURITY HOLDERS

Not applicable.

                                    PART II



ITEM 5.          MARKET FOR REGISTRANT'S COMMON EQUITY
                 AND RELATED STOCKHOLDER MATTERS

(a) Market Information. The Company's Common Stock is traded in the over-the-counter market on the NASDAQ. In November 1994, a one-for-five reverse stock split of the Company's Common Stock was effected; all share and per share data in this Form 10-K have been restated to reflect such reverse stock split. For each quarter of the fiscal years ended May 31, 1996 and 1995, the high and low bid prices per share were:

                 Quarter Ended                     High                      Low
                 -------------                     ----                      ---
                 August 31, 1994                   7-11/32                   2-13/16
                 November 30, 1994                 8-7/16                    6
                 February 28, 1995                 7-1/8                     4-7/8
                 May 31, 1995                      5-1/16                    2-7/8
                 August 31, 1995                   4-5/8                     2-7/8
                 November 30, 1995                 5-7/8                     3-3/4
                 February 28, 1996                 4-1/8                     3-1/8
                 May 31, 1996                      4-7/8                     3

Beginning in July 1992, the Company's warrants commenced trading in the over-the-counter market on the NASDAQ. Since then, the trading volume has been very low, and the reported high and low bid prices for the fiscal year ended May 31, 1996 were 3/4 and 1/8, respectively.

(b) Holders. Management believes that there are approximately 1,160 beneficial owners of Common Stock as of August 15, 1996.

(c) Dividends. The present policy of the Company is to retain earnings to provide funds for the operation and expansion of its business. The Company has paid no cash dividends on its Common Stock during the past two fiscal years and management does not anticipate that it will do so in the foreseeable future. Any payment of future dividends and the amounts thereof will be dependent upon the Company's earnings, financial requirements and other factors deemed relevant by the Board of Directors. The New Credit Agreement and the Indenture governing the Notes also place limitations on the Company's ability to declare and pay dividends.



ITEM 6.          SELECTED FINANCIAL DATA

The following table sets forth selected financial data of the Company (through the effective date of the Reorganization Plan, referred to as "Predecessor") as of and for the years ended May 31, 1992, and the month ended June 30, 1992, and the Company (referred to as such following the effective date of the Reorganization Plan) as of and for the year ended May
31, 1996, 1995, and 1994, and the eleven months ended May 31, 1993. The data should be read in conjunction with the financial statements, related notes and other financial information included herein.


                                                            Company                                  Predecessor
                                           --------------------------------------------      -------------------------
                                                                                 Eleven
                                           Year         Year          Year       Months        Month
                                           Ended        Ended         Ended      Ended         Ended        Year Ended
                                          May 31,      May 31,       May 31,     May 31,       June 30,       May 31,
                                           1996         1995          1994        1993          1992           1992
                                           ----         -----         ----       ------        ------         ------
                                        (in thousands, except per share data and number of common shares outstanding)

Net sales ..........................      $140,145      $136,055     $114,023     $99,270        $7,070       $112,384

Finance and credit
  insurance charges ................        16,008        15,681       14,487      13,037         1,229         16,155

Selling, general
  and administrative
  expenses(1) ......................        51,974        50,966       46,341      41,863         3,859         53,667

Operating income
  (loss) ...........................         8,651        11,670       10,294       5,764           (541)       (5,917)

Interest expense, net ..............        11,146         9,764        7,746       6,401           644         13,906

Income (loss) before
 extraordinary item ................        (2,783)        1,906        1,539        (637)        (1,185)      (19,823)

Net income (loss)(2) ...............        (2,783)        1,906        1,539        (637)        48,044       (19,823)

Net income (loss)
  per share(2)(3) ..................         (0.70)         0.48         0.53       (0.32)         48.02        (19.79)

Weighted average number of
  common shares outstanding (3) ....     3,977,791     3,968,998    2,902,359   2,008,182       1,000,413    1,001,651

Total assets .......................       145,973       144,959      122,252     119,200         116,448      130,939

Total debt .........................       103,579        92,368       75,935      90,251          91,417      142,152


(1) Selling, general and administrative expenses for the eleven months ended May 31, 1993, the month ended June 30, 1992, and the twelve months ended May 31, 1992 include $100,000, $450,000, and $4,200,000, respectively, of nonrecurring restructuring expenses.

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


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The following table sets forth the percentage relationship to net sales of certain items included in Item 6, "Selected Financial Data."


                                                 Year Ended May 31,
                                         ------------------------------------
                                         1996             1995           1994
                                         ----             ----           ----
         Net Sales                      100.0%           100.0%         100.0%

         Finance and credit
          insurance charges              11.4             11.5           12.7

         Selling, general
           and administrative
           expenses                      37.1             37.5           40.6

         Operating income                 6.2              8.6            9.0

         Interest expense                 8.0              7.2            6.8

         Net (loss) income               (2.0)             1.4            1.3


Fiscal Year Ended May 31, 1996 ("fiscal 1996") Compared with Fiscal Year Ended May 31, 1995 ("fiscal 1995")

Net sales in fiscal 1996 were $140,145,000, an increase of $4,090,000, or 3%, from net sales of $136,055,000 in fiscal 1995. The increase was the combined result of the full operation of the 23 new stores opened in the prior year and an increase of 2% in sales of comparable stores (those open for the same period in both the current and preceding years) versus the prior year.

Finance and credit insurance charges on credit sales in fiscal 1996 were $16,008,000, an increase of $327,000, or 2%, from the prior year primarily due to an increase in the average total outstanding customer receivables.

Cost of goods sold, buying and occupancy expenses were 60% of net sales for fiscal 1996 compared to 58% for the prior year. The gross margin percentage declined in fiscal 1996 primarily due to the Company's continued value pricing strategy instituted in the prior year in response to increased competitive pressure in the retail jewelry industry.

Selling, general and administrative expenses were $51,974,000, an increase of $1,008,000, or 2%, from the prior year, primarily due to approximately $972,000 of expenses related to the settlement of legal actions and fees related to the recent sale of 1.5 million shares of the Company's stock by Wells Fargo Bank to private investors. Such increases were more than offset by the increase in net sales. Selling, general and administrative expenses declined as a percentage of net sales to 37% in fiscal 1996 from 38% for the fiscal 1995.

The provision for doubtful accounts was $11,759,000, an increase of $1,566,000 from the prior year. The provision was approximately 8% of net sales for fiscal 1996 and 1995.

Interest expense was $11,146,000, an increase of $1,382,000, or 14% from the prior year. Such increase was a result of a higher average interest rate on the Company's long-term debt, higher average borrowings to finance the higher inventory per store, and the write-off of $232,000 of deferred financing fees relating to redemption of the Notes as discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

The Company's provision for income taxes is $288,000. The provision primarily reflects the increase in the valuation allowance against certain deferred income tax assets based on management's estimates of the realization of these net deferred income tax assets. As described more fully below under "Liquidity and Capital Resources," the Company has available net operating loss carryovers to offset future taxable income.

Fiscal Year Ended May 31, 1995 Compared with Fiscal Year Ended May 31, 1994 ("fiscal 1994")

Net sales in fiscal 1995 were $136,055,000, an increase of $22,032,000, or 19%, from net sales of $114,023,000 in fiscal 1994. Sales of comparable stores (those open for the same period in both the current and preceding years) also increased, by 11%, versus the prior year. Increased sales reflect the benefits from the 23 new stores opened during fiscal year 1995 and higher inventories that include an expanded merchandise mix to appeal to a larger, more diverse customer base.

Finance and credit insurance charges on credit sales in fiscal 1995 were $15,681,000, an increase of $1,194,000, or 8%, from the prior year primarily due to an increase in the average total outstanding accounts receivable.

Cost of goods sold, buying and occupancy expenses were 58% of net sales for fiscal 1995 compared to 55% for the prior year. The gross margin percentage declined in fiscal 1995 primarily due to the Company's new value pricing strategy instituted in response to increased competitive pressure in the retail jewelry industry and an increase in the Company's inventory shrinkage.

Selling, general and administrative expenses were $50,966,000, an increase of $4,625,000, or 10%, from the prior year, primarily due to opening and operating the 23 new stores. Such increases were more than offset by the increase in net sales. Selling, general and administrative expenses declined as a percentage of net sales to 38% in fiscal 1995 from 41% for the prior year.

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

No provision for income taxes was recorded in fiscal 1995. The provision for income taxes for the prior year was $1,009,000. The decline in provision is due to a decrease in pre-tax income and the reduction of valuation allowances on certain deferred tax assets, as management believes it is more likely than not that these assets will be realized. As described more fully below under "Liquidity and Capital Resources," the Company has available net operating loss carryovers to offset future taxable income. Since the carryovers utilized arose prior to the Reorganization Plan, for financial reporting purposes the reduction of tax payments for the year ended May 31, 1995 was reflected as a credit to common stock.


LIQUIDITY AND CAPITAL RESOURCES

General

Sales under the Company's credit program accounted for approximately 54% of fiscal 1996 sales, net of down payments. The Company's policy is to attempt to obtain a cash downpayment on all credit sales, with monthly payments established such that the payment of the credit balance will occur, generally, over a period ranging from 9 to 24 months. None of the receivables are of the installment variety with a fixed maturity; rather, all of the Company's customer receivables are revolving charge accounts. The Company currently collects (and has historically collected) approximately 10% of its customer receivable balances each month. As of May 31, 1996, May 31, 1995, and May 31, 1994, the aggregate customer receivables balances were $79,304,000, $81,054,000 and $74,361,000, respectively. Aggregate credit collections during the twelve months ended May 31, 1996 were $89,819,000. A change in its customers' payment patterns could affect the Company's working capital requirements. Customers may also purchase jewelry for cash and by using major national credit cards.

The Company's operations require working capital to fund the purchase of inventory and growth of customer receivables. Also, the seasonality of the Company's business requires a significant build-up of inventory for the December holiday selling period. These additional inventory needs must be funded during the late summer and fall months because of the necessary lead time to obtain additional inventory. Additionally, the heavy holiday selling period leads to a seasonal build-up of customer receivables that must be funded during the winter and spring months.

In addition, the Company requires working capital to fund capital expenditures. Capital expenditures for fiscal 1996, 1995 and 1994 were $4,500,000, $6,516,000 and $2,848,000, respectively. Historically, such expenditures have been made in connection with store openings and acquisitions, store remodeling, and the centralization and automation of the Company's information systems. The Company intends to continue improving its existing operations through increased inventory investment in existing high-volume locations while also carrying out a planned new store expansion.

Financing Transactions

On December 21, 1995, the Company entered into an accounts receivable securitization facility (the "Securitization Facility") with Barry's Funding Corp., a wholly owned subsidiary of the Company ("BFC"), Triple-A One Funding Corporation ("Triple-A One"), and Capital Markets Assurance Corporation ("CapMAC"), as agent for Triple-A One. Pursuant to the Securitization Facility, from time to time the Company sold its accounts receivable to BFC, and BFC financed its purchases thereof by selling an undivided interest in the accounts receivable to Triple-A One, which financed its purchase thereof through the issuance of commercial paper. The Securitization Facility provided for a maximum funding commitment of $80,000,000, subject to an asset-based funding formula and certain other conditions.

In connection with the Securitization Facility, the Company also entered into an amended and restated revolving credit facility with FNBB, as lender and agent thereunder, pursuant to an amended and restated Revolving Credit Agreement that provided for maximum aggregate loans and letters of credit at any time outstanding of not more than $20,000,000 (the "Revolving Credit Agreement"). The Revolving Credit Agreement provided for the making of loans based upon the amount of the Company's eligible inventory from time to time.
In addition, proceeds of the initial purchase from the Company of accounts receivable by BFC, under the Securitization Facility, were used in part to repay at par $20 million of the Company's $70 million in outstanding Notes plus accrued and unpaid interest thereon to the date of repayment. The Notes bear interest at 11% per annum payable semiannually on April 30 and October 31, and are secured by an interest in the Company's assets that is second in priority to the obligations pursuant to the New Revolving Credit Agreement (as defined below).

On July 26, 1996, CapMAC advised the Company that it wished to terminate the commitment under the Securitization Facility. Accordingly, on August 30, 1996, the Company entered into a Second Amended and Restated Revolving Credit Agreement with FNBB, as lender and agent thereunder (the "Amended Revolving Credit Agreement"). The Amended Revolving Credit Agreement, which is secured by substantially all of the Company's assets, provides for maximum aggregate loans and letters of credit at any time outstanding of not more than $85,000,000, based upon the

Company's eligible inventory and eligible customer receivables from time to time. The Amended Revolving Credit Agreement has a term of three years and contains various restrictive and financial covenants that are customary in transactions of this nature. Proceeds of the initial funding under the Amended Revolving Credit Agreement in the amount of approximately $41.2 million were used to refinance the Company's and BFC's obligations under the Securitization Facility, following which the Securitization Facility was terminated. In connection with such termination, all of the customer receivables that had been previously sold to BFC were transferred back to the Company, and BFC was merged into the Company, with the Company surviving the merger. In addition, upon consummation of the Amended Revolving Credit Agreement, the Company incurred fees of approximately $2.1 million, which will be amortized over three years. As of August 30, 1996, after giving effect to the foregoing transactions and including conversion of loans outstanding under the old Revolving Credit Agreement, the aggregate principal amount outstanding under the Amended Revolving Credit Agreement was approximately $53.4 million and the additional borrowing availability thereunder was approximately $10.1 million. The Company anticipates fiscal 1997 interest expense to be higher than fiscal 1996 interest expense due to the Amended Revolving Credit Agreement. On August 30, 1996, the indenture governing the Notes was also amended to the extent required to permit the consummation of the Amended Revolving Credit Agreement and the termination of the Securitization Facility.

The Company believes that funds available under the Amended Revolving Credit Agreement and funds generated from operations will provide sufficient working capital for the financing of inventory and customer receivables as well as for the Company's expansion plans and other purposes for the foreseeable future.

As of May 31, 1996, the Company has available approximately $14,000,000 of remaining useable aggregate net operating loss carryovers for federal income tax return purposes expiring through 2008. As a result of the Company's Chapter 11 reorganization, an ownership change occurred and the utilization of the loss carryovers of the predecessor company was limited to approximately $1,159,000 of taxable income annually for up to 15 years, commencing June 1992. An ownership change occurs if, immediately after any owner shift or equity structure shift, the percentage of stock owned by one or more "5-percent shareholders" has increased by more than 50 percentage points over the lowest percentage held by such shareholders at any time during the testing period. Additionally, recapitalization transactions completed on December 22, 1993 resulted in the issuance of approximately 49 percent of the aggregate outstanding shares of Common Stock of the Company, and therefore resulted in approximately 49 percentage points of change of ownership for federal income tax purposes. For financial reporting purposes, utilization of net operating loss carryovers of the predecessor company is reflected as a credit to Common Stock.


QUARTERLY RESULTS OF OPERATION

The following is a summary of the unaudited quarterly results of operations for the years ended May 31, 1996 and 1995:

                                                       Three Months Ended
                                 -----------------------------------------------------------------
                                    May 31,        February 29,      November 30,       August 31,
                                     1996             1996              1995               1995
                                     ----             ----              ----               ----
    1996
    ----
Net sales                        $29,413,000       $50,868,000       $33,124,000       $26,740,000

Cost of goods
 sold, buying
 and occupancy                    20,210,000        27,865,000        19,305,000        16,389,000

Income (loss)
 before income taxes              (5,339,000)        5,265,000          (745,000)       (1,676,000)

Net income
 (loss)                           (4,489,000)        3,159,000          (447,000)       (1,006,000)
                                           -                 -                 -                 -
Income (loss)
 per share                            $(1.12)             $.79             $(.11)            $(.25)

Weighted average number
of common shares outstanding       3,999,416         3,973,658         3,968,975         3,968,975




                                                       Three Months Ended
                                 -----------------------------------------------------------------
                                    May 31,        February 28,      November 30,       August 31,
                                     1995             1995              1994               1994
                                     ----             ----              ----               ----
    1995
    ----
Net sales                        $29,149,000       $50,948,000       $31,410,000       $24,548,000

Cost of goods
 sold, buying
 and occupancy                    17,513,000        28,024,000        18,534,000        14,836,000

Income (loss)
 before income taxes              (1,612,000)        5,971,000          (985,000)       (1,468,000)

Net income
 (loss)                             (205,000)        3,583,000          (591,000)         (881,000)

Income (loss)
 per share                             $(.05)             $.90             $(.15)            $(.22) (1)


Weighted average number
of common shares outstanding       3,968,976         3,968,980         3,969,019         3,969,019  (1)


(1)      See Note (3) on Page 11.


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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements and Financial Statement Schedule of the Company, and the reports of independent auditors are listed at Item 14 and are included beginning on page F-1.



ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                 ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.


The Registrant determined not to renew the engagement of Ernst & Young LLP as the Registrant's independent auditors effective November 1, 1994. During the Registrant's two most recent fiscal years and all subsequent interim periods preceding the dismissal, there were no "reportable events" (as set forth in Item 304(a)(l)(v) of regulation S-K). The Registrant has engaged Deloitte & Touche LLP as the Registrant's independent auditors effective November 1, 1994.


                                    PART III



ITEMS 10-13.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, ETC.

The information contained in Barry's Jewelers, Inc.'s definitive Proxy Statement relating to its 1996 Annual Meeting of Shareholders, with respect to Directors and Executive Officers of the Registrant (Item 10), Executive Compensation (Item 11), Security Ownership of Certain Beneficial Owners and Management (Item 12), and Certain Relationships and Related Transactions (Item
13), are incorporated herein by reference in response to such items of Form
10-K.




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

      1.   Financial statements:                                                         Page Number
                                                                                         -----------
             Report of Independent Auditors - Deloitte & Touche LLP                          F-1

             Report of Independent Auditors - Ernst & Young LLP                              F-2

             Consolidated Balance Sheets as of May 31, 1996 and 1995                         F-3

             For the Years Ended May 31, 1996, May 31, 1995 and May 31, 1994:

             Consolidated Statements of Operations                                                F-5

             Consolidated Statements of Shareholders' Equity                                      F-6

             Consolidated Statements of Cash Flows                                                F-7

             Notes to Consolidated Financial Statements                                           F-9

      2. Consolidated Financial Statement Schedules For the Years Ended May 31, 1996, May 31, 1995 and May 31, 1994 :

             Schedule II -    Valuation and Qualifying
                              Accounts and Reserves                                              F-21


All financial statement schedules, other than the above, for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required and therefore have been omitted.


      3.   Index to Exhibits:

(a)        Exhibit No.  Description
           -----------  -----------
           3            Restated Articles of Incorporation filed November 16, 1994 in connection with the
                        Reverse Stock Split  (5)

           4.1(a)       Indenture, dated as of December 22, 1993, between Barry's Jewelers, Inc. and First Trust
                        National Association, as trustee (the "Trustee"), with respect to the
                        11% Senior Secured Notes due December 22, 2000, including form of Note certificate (1)

           4.1(b)       Amendment No. 1 to Indenture, dated as of February 14, 1994, between Barry's Jewelers, Inc.
                        and the Trustee (5)

           4.1(c)       Amendment No. 2 to Indenture, dated as of March 18, 1994, between  Barry's Jewelers, Inc.
                        and the Trustee (5)

           4.1(d)       Amendment No. 3  to Indenture, dated as of December 21, 1995, between the Company and the Trustee (6)

           4.1(e) Amendment No. 4 to Indenture, dated as of August 30, 1996, between the Company and the Trustee (9)

           4.2         Exchange Agreement, dated as of December 22, 1993, by and among the Company and the holders signatories thereto (1)

           4.3         Senior Secured Notes Registration Rights Agreement, dated as of
                       December 22, 1993, by and among the Company and the
                       holders signatories thereto (1)

           4.4         Common Stock Registration Rights Agreement, dated as of December 22, 1993, by and among the Company and the holders
                       signatories thereto (1)

           4.5         Second Amended and Restated Revolving Credit Agreement, dated as of
                       August 30, 1996, by and among the Company, The First
                       National Bank of Boston ("FNBB"), as lender and as agent thereunder (9)

           4.6(a)      Collateral Agency and Intercreditor Agreement, dated as of
                       December 22, 1993, among FNBB, as collateral
                       agent for the secured parties and as agent for the lenders
                       (under the New Revolving Credit Agreement), the Trustee, on behalf of the holders of the Notes, and the Company  (1)

           4.6(b)      Amendment Agreement No. 1, dated as of December 21, 1995, to
                       Collateral Agency and Intercreditor Agreement dated as of
                       December 22, 1993 among FNBB, the Trustee and the
                       Company (6)

           4.6(c)      Amendment Agreement No. 2, dated as of August 30, 1996, to
                       Collateral Agency and Intercreditor Agreement dated as of December 22, 1993 among FNBB, the Trustee and the
                       Company (9)

           4.7         Second Amended and Restated Security Agreement dated as of
                       August 30, 1996, between the Company and FNBB, as collateral agent for the secured parties (9)

           4.8         Second Amended and Restated Trademark Collateral Security and
                       Pledge Agreement dated as of August 30, 1996, between the
                       Company and FNBB (9)

           10.1        Lease dated February 1, 1990 between the El Monte Partnership as Landlord and Barry's Jewelers, Inc. as Tenant (8)

           10.2        Executive Incentive Bonus Plan for the year ended May 31, 1994 (2)

           10.3        Executive Incentive Bonus Plan for the year ended May 31, 1995 (5)

           10.4        Lease dated December 1, 1990, between Gerson I. Fox and David Blum, as Lessors, and BBF Jewelers Management, Inc., as Lessee (2)

           10.5        Deferred Compensation Plan (4)

           10.6        Executive Deferral Plan (6)

           10.7        Executive Bonus Plan - Master Plan Document (4)

           10.8        Executive Bonus Plan - Trust Agreement (4)

           10.9        Employee Stock Purchase Plan (5)

           10.10       Employment Agreement dated April 8, 1996, between the Company and
                       Thomas S. Liston (9)

           10.11       Employment Agreement dated April 8, 1996, between the Company and
                       Robert Bridel (9)

           21          Barry's Jewelers, Inc. had a subsidiary, Barry's Funding Corp., as of
                       May 31, 1996.

           23          Consents of Independent Auditors (9)

           27          Financial Data Schedule (9)


(1) Incorporated herein by reference to Current Report on Form 8-K filed December 23, 1993.

(2) Incorporated herein by reference to the indicated exhibits filed in response to Item 14, "Exhibits," of the Company's Annual Report on Form 10-K for the year ended May 31, 1993.

(3) Incorporated herein by reference to the indicated exhibits filed in response to Item 6, "Exhibits," of the Company's Quarterly Report on Form 10-Q for the Quarter ended November 30, 1993.

(4) Incorporated herein by reference to the indicated exhibits filed in response to Item 14, "Exhibits," of the Company's Annual Report on Form 10-K for the year ended May 31, 1994.

(5) Incorporated herein by reference to the indicated exhibits filed in response to Item 14, "Exhibits," of the Company's Annual Report on Form 10-K for the year ended May 31, 1995.

(6) Incorporated herein by reference to Current Report on Form 8-K filed December 21, 1995.

(7) Incorporated herein by reference to the indicated exhibits filed in response to Item 14, "Exhibits," of the Company's Annual Report on Form 10-K/A for the year ended May 31, 1995.

(8) Incorporated herein by reference to the indicated exhibits filed in response to Item 14, "Exhibits," of the Company's Annual Report on Form 10-K for the year ended May 31, 1990.

(9)              Filed herewith.

(b)        Reports on Form 8-K

                 None filed for the quarter ended May 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        BARRY'S JEWELERS, INC.



September 11, 1996                      By:/S/ROBERT W. BRIDEL
                                        ----------------------------------
                                           ROBERT W. BRIDEL
                                           PRESIDENT AND CHIEF
                                           EXECUTIVE OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 11, 1996

         Signature                                                               Title
         ---------                                                               -----
/S/WILLIAM EBERLE                                                  Chairman of the Board of
- --------------------------------
WILLIAM EBERLE                                                     Directors

/S/THOMAS S. LISTON                                                Vice Chairman of the Board
- --------------------------------
THOMAS S. LISTON                                                   of Directors, Secretary, Treasurer,
                                                                   Chief Financial Officer (Principal
                                                                   Financial and Accounting Officer)

/S/ROBERT W. BRIDEL                                                President, Chief Executive
- --------------------------------
ROBERT W. BRIDEL                                                   Officer and Director

/S/DAVID BLUM                                                      Director
- --------------------------------
DAVID BLUM

/S/WILLIAM P. O'DONNELL                                            Director
- --------------------------------
WILLIAM P. O'DONNELL

/S/JOHN W. GILDEA                                                  Director
- --------------------------------
JOHN W. GILDEA

/S/CLEAVELAND D. MILLER                                            Director
- --------------------------------
CLEAVELAND D. MILLER

/S/DAVID COCHRAN                                                   Director
- --------------------------------
DAVID COCHRAN

/S/BART A. BROWN, JR.                                              Director
- --------------------------------
BART A. BROWN, JR.

/S/ROBERT N. DANGREMOND                                            Director
- --------------------------------
ROBERT N. DANGREMOND

                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
Barry's Jewelers, Inc.
Monrovia, California

We have audited the accompanying consolidated balance sheets of Barry's Jewelers, Inc. and subsidiary (the "Company") as of May 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. Our audits also included the consolidated financial statement schedule listed in the Index at Item 14a. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Barry's Jewelers, Inc. and subsidiary at May 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/  Deloitte & Touche LLP


Los Angeles, California
August 12, 1996, except for Note 2,
paragraphs 6 and 7, as to which the date is August 30, 1996.

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors and Shareholders
Barry's Jewelers, Inc.

We have audited the accompanying statement of operations, shareholders' equity, and cash flows of Barry's Jewelers, Inc. for the year ended May 31, 1994.
These financial statements are the responsibility of the Company's management. Our audit also included the financial statement schedule listed in the Index at
Item 14(a). Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Barry's Jewelers, Inc. for the year ended May 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                      /s/  Ernst & Young LLP


Los Angeles, California
August 8, 1994

                     BARRY'S JEWELERS, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS



                                                                    MAY 31,
                                                              1996            1995
                                                         --------------  --------------
ASSETS  (NOTES 1 AND 2)
Current assets:
  Cash                                                   $   1,765,000   $     954,000
  Customer receivables, net of
    allowance for doubtful
    accounts of $10,930,000 (1996)
    and $11,662,000 (1995)                                  68,374,000      69,392,000
  Merchandise inventories                                   54,559,000      53,835,000
  Deferred income taxes (Note 3)                                   -         1,000,000
  Prepaid expenses and other current assets                  2,031,000       2,027,000
                                                         --------------  --------------
        Total current assets                               126,729,000     127,208,000


Property and equipment:
  Leasehold improvements, furniture and fixtures            23,013,000      20,275,000
  Machinery and equipment                                    3,778,000       3,438,000
                                                         --------------  --------------
                                                            26,791,000      23,713,000
  Less accumulated depreciation and amortization            10,425,000       8,013,000
                                                         --------------  --------------
        Net property and equipment                          16,366,000      15,700,000


Deferred income taxes (Note 3)                                 122,000             -
Other assets, net of accumulated amortization of
  deferred debt issuance costs of $1,864,000
   (1996) and $789,000 (1995)                                2,756,000       2,051,000
                                                         --------------  --------------
        Total assets                                     $ 145,973,000   $ 144,959,000
                                                         ==============  ==============


See notes to consolidated financial statements.

                     BARRY'S JEWELERS, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS



                                                                     MAY 31,
                                                              1996            1995
                                                         --------------  --------------
LIABILITIES AND SHAREHOLDERS' EQUITY (NOTES 1 AND 2)
Current liabilities:
  Current portion of long-term debt (Note 2)             $     181,000   $     488,000
  Accounts payable - trade                                   3,837,000      10,133,000
  Accrued wages and benefits                                 2,045,000       2,649,000
  Accrued interest                                             594,000         786,000
  Other accrued liabilities                                  2,697,000       3,279,000
                                                         --------------  --------------
        Total current liabilities                            9,354,000      17,335,000



Long-term debt, less current maturities (Note 2)           103,398,000      91,880,000


Lease commitments and contingencies (Notes 4 and 5)



Shareholders' equity  (Note 5)
  Common stock, no par value, authorized, 8,000,000
    shares; issued and outstanding,
    3,999,416 shares (1996)
    and 3,968,975 shares (1995)                             33,196,000      32,936,000
  Retained earnings                                             25,000       2,808,000
                                                         --------------  --------------
Total shareholders' equity                                  33,221,000      35,744,000
                                                         --------------  --------------
        Total liabilities and shareholders' equity       $ 145,973,000   $ 144,959,000
                                                         ==============  ==============


See notes to consolidated financial statements.

                     BARRY'S JEWELERS, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                        YEAR ENDED MAY 31,
                                            1996              1995             1994
                                       ---------------   --------------   --------------
Net sales                                $140,145,000     $136,055,000     $114,023,000
Finance and credit insurance charges       16,008,000       15,681,000       14,487,000
                                       ---------------   --------------   --------------
                                          156,153,000      151,736,000      128,510,000

Costs and expenses:
  Cost of goods sold, buying and
    occupancy                              83,769,000       78,907,000       62,152,000
  Selling, general and
   administrative  expenses                51,974,000       50,966,000       46,341,000
  Provision for doubtful accounts          11,759,000       10,193,000        9,723,000
                                       ---------------   --------------   --------------
                                          147,502,000      140,066,000      118,216,000
                                       ---------------   --------------   --------------
Operating income                            8,651,000       11,670,000       10,294,000

Interest expense, net                      11,146,000        9,764,000        7,746,000
                                       ---------------   --------------   --------------
(Loss) income before income taxes          (2,495,000)       1,906,000        2,548,000

Income taxes (Note 3)                         288,000              -          1,009,000
                                       ---------------   --------------   --------------

Net (loss) income                         ($2,783,000)      $1,906,000       $1,539,000
                                       ===============   ==============   ==============


Net (loss) income per share                    ($0.70)           $0.48            $0.53
                                       ===============   ==============   ==============

Weighted average number of
  common shares outstanding                 3,977,791        3,968,998        2,902,359
                                       ===============   ==============   ==============


See notes to consolidated financial statements.

                     BARRY'S JEWELERS, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                          COMMON STOCK                RETAINED
                                                                 -------------------------------      EARNINGS
                                                                     SHARES           AMOUNT         (DEFICIT)
                                                                 --------------   --------------   --------------
BALANCE AT MAY 31, 1993                                              2,030,000      $17,049,000        ($637,000)

  Net income for the year                                                   -                -         1,539,000
  Shares issued pursuant to recapitalization (Note 2)                1,941,219       14,735,000               -
  Utilization of pre-reorganization net operating
    loss carryovers (Notes 1 and 3)                                         -           931,000               -
  Collections on notes due from former directors                            -                -                -
  Shares cancelled pursuant to restricted stock plan                    (2,200)              -                -
  Amortization of deferred compensation                                     -                -                -
                                                                 --------------   --------------   --------------
BALANCE AT MAY 31, 1994                                              3,969,019       32,715,000          902,000

  Net income for the year                                                   -                -         1,906,000
  Utilization of pre-reorganization net operating
    loss carryovers (Notes 1 and 3)                                         -           221,000               -
  Shares cancelled pursuant to reverse stock split (Note 1)                (44)              -                -
  Amortization of deferred compensation                                     -                -                -
                                                                 --------------   --------------   --------------
BALANCE AT MAY 31, 1995                                              3,968,975       32,936,000        2,808,000

  Net loss for the year                                                     -                -        (2,783,000)
  Utilization of pre-reorganization net operating
    loss carryovers (Notes 1 and 3)                                         -           173,000               -
  Shares issued pursuant to employee stock purchase
    plan (Note 5)                                                       30,441           87,000               -
                                                                 --------------   --------------   --------------
BALANCE AT MAY 31, 1996                                              3,999,416      $33,196,000          $25,000
                                                                 ==============   ==============   ==============



                                                                   NOTES DUE
                                                                  FROM FORMER        DEFERRED
                                                                   DIRECTORS       COMPENSATION        TOTAL
                                                                 --------------   --------------   --------------
BALANCE AT MAY 31, 1993                                              ($138,000)       ($100,000)     $16,174,000

  Net income for the year                                                   -                -         1,539,000
  Shares issued pursuant to recapitalization (Note 2)                       -                -        14,735,000
  Utilization of pre-reorganization net operating
    loss carryovers (Notes 1 and 3)                                         -                -           931,000
  Collections on notes due from former directors                       138,000               -           138,000
  Shares cancelled pursuant to restricted stock plan                        -                -                -
  Amortization of deferred compensation                                     -            50,000           50,000
                                                                 --------------   --------------   --------------
BALANCE AT MAY 31, 1994                                                     -           (50,000)      33,567,000

  Net income for the year                                                   -                -         1,906,000
  Utilization of pre-reorganization net operating
    loss carryovers (Notes 1 and 3)                                         -                -           221,000
  Shares cancelled pursuant to reverse stock split (Note 1)                 -                -                -
  Amortization of deferred compensation                                     -            50,000           50,000
                                                                 --------------   --------------   --------------
BALANCE AT MAY 31, 1995                                                     -                -        35,744,000

  Net loss for the year                                                     -                -        (2,783,000)
  Utilization of pre-reorganization net operating
    loss carryovers (Notes 1 and 3)                                         -                -           173,000
  Shares issued pursuant to employee stock
      purchase plan (Note 5)                                                -                             87,000
                                                                 --------------   --------------   --------------
BALANCE AT MAY 31, 1996                                          $          -     $           -      $33,221,000
                                                                 ==============   ==============   ==============

See notes to consolidated financial statements.

                     BARRY'S JEWELERS, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         YEAR ENDED MAY 31,
                                                              1996              1995             1994
                                                         ---------------  ----------------  ---------------
OPERATING ACTIVITIES
Net (loss) income                                           ($2,783,000)       $1,906,000       $1,539,000
Adjustments to reconcile net (loss) income
  to net cash (used in) provided by
    operating activities:
    Depreciation and amortization                             4,626,000         3,854,000        3,257,000
    Compensation on issuance of common stock (Note 5)                -             50,000           50,000
    Provision for doubtful accounts                          11,759,000        10,193,000        9,723,000
    Loss on sale or abandonment of
       property and equipment                                   274,000           101,000           13,000
    Deferred income taxes                                       878,000          (882,000)        (118,000)
    Changes in operating assets and liabilities:
      Customer receivables                                  (10,741,000)      (16,386,000)     (11,742,000)
      Merchandise inventories                                  (724,000)      (11,260,000)         677,000
      Prepaid expenses and other current assets                  (4,000)       (1,141,000)         (42,000)
      Other assets                                           (1,780,000)         (351,000)          (2,000)
      Accounts payable - trade                               (6,296,000)        2,703,000       (1,432,000)
      Accrued liabilities                                    (1,205,000)        1,615,000        2,338,000
                                                         ---------------  ----------------  ---------------
Net cash (used in) provided by
operating activities                                         (5,996,000)       (9,598,000)       4,261,000

INVESTING ACTIVITIES
Purchase of property and equipment                           (4,500,000)       (6,516,000)      (2,848,000)
Proceeds on sale of assets                                        9,000            24,000                -
                                                         ---------------  ----------------  ---------------
Net cash used in investing activities                        (4,491,000)       (6,492,000)      (2,848,000)

FINANCING ACTIVITIES
Net (repayments) borrowing under
   revolving facility                                       (13,435,000)       16,507,000        7,186,000
Net borrowings under securitization facility                 45,119,000               -                -
Proceeds from employee stock purchase plan                       87,000               -                -
Principal payments on long-term debt                           (473,000)         (561,000)      (5,269,000)
Reduction of long-term debt from
   securitization transaction                               (20,000,000)              -                -
Reduction of long-term debt pursuant
  to recapitalization                                               -                 -         (1,498,000)
Recapitalization costs                                              -                 -         (2,412,000)
Decrease in notes due from former directors                         -                 -            138,000
                                                         ---------------  ----------------  ---------------
Net cash provided by (used in)
    financing activities                                     11,298,000        15,946,000       (1,855,000)
                                                         ---------------  ----------------  ---------------
Increase (decrease) in cash                                     811,000          (144,000)        (442,000)

Cash at beginning of period                                     954,000         1,098,000        1,540,000
                                                         ---------------  ----------------  ---------------
Cash at end of period                                        $1,765,000          $954,000       $1,098,000
                                                         ===============  ================  ===============

See notes to consolidated financial statements.

                     BARRY'S JEWELERS, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            YEAR ENDED MAY 31,
                                                        1996         1995        1994
                                                    ------------  ----------  ----------
Supplemental disclosure of cash flow information:

  Cash paid for:
    Interest                                        $11,338,000  $9,105,000  $7,106,000
    Income taxes                                       $543,000    $976,000     $56,000


Supplemental schedule of noncash investing and financing activities:

         During 1996 and 1995, capital lease obligations of $19,000 and $487,000 respectively, were incurred when the Company entered into lease agreements for new equipment.

         During fiscal 1996, 1995 and 1994, the Company recognized the utilization of the pre-reorganization net operating loss carryovers for tax purposes of $173,000, $221,000 and $931,000, respectively, as an increase to common stock and a reduction to current taxes payable (see
         Note 3).


See notes to consolidated financial statements.

                     BARRY'S JEWELERS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED MAY 31, 1996, 1995 AND 1994.


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS DESCRIPTION

Barry's Jewelers, Inc. (the "Company") operates a chain of retail stores that sell fine jewelry and watches, and utilizes credit financing to enhance sales. It operated 161 stores on May 31, 1996, 162 stores on May 31, 1995, and 144 stores on May 31, 1994.

The consolidated financial statements include the accounts of Barry's Jewelers Inc. and its wholly owned subsidiary (referred to collectively as the "Company," unless the context otherwise requires). All material intercompany transactions and balances have been eliminated.

REORGANIZATION PLAN

On February 26, 1992, Barry's Jewelers, Inc. voluntarily initiated a case under Chapter 11 of the United States Bankruptcy Code and filed its prenegotiated plan of reorganization. On June 19, 1992, the United States Bankruptcy Court for the Central District of California entered an order confirming the Company's Amended Plan of Reorganization, as modified, under Chapter 11 of the United States Bankruptcy Code (the "Reorganization Plan"). The effective date of the Reorganization Plan was June 30, 1992.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expense during the reporting period. Actual results could differ from those estimates.

REVENUE RECOGNITION

The Company recognizes revenue upon delivery of merchandise to the customer and either the receipt of a cash payment or approval of a credit agreement.

                     BARRY'S JEWELERS, INC. AND SUBSIDIARY

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

The Company's receivables are with customers residing principally in California and Texas. The Company does business in 17 states, primarily Arizona, California, Colorado, Texas and Utah, as well as in Ohio, Indiana, Montana, and North and South Carolina.

MERCHANDISE INVENTORIES

Merchandise inventories, substantially all of which represent finished goods, are stated at the lower of weighted average cost or market. Weighted average cost is determined on the first-in, first-out method.

PROPERTY AND EQUIPMENT

Property and equipment in existence at June 30, 1992 were stated at fair values as of that date pursuant to fresh start reporting adopted in connection with the Reorganization Plan. Additions since June 30, 1992 are stated at cost.

Depreciation and amortization of equipment and leasehold improvements are computed by the straight-line method over the shorter of the following periods or the life of the leases for leasehold improvements:

                                                    Years
                                                   -------
         Leasehold improvements                    10 - 15
         Furniture and fixtures                     5 - 10
         Machinery and equipment                         5

                     BARRY'S JEWELERS, INC. AND SUBSIDIARY

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DEFERRED DEBT ISSUANCE COSTS

Deferred debt issuance costs are amortized using the straight-line method over the terms of the various related financing agreements.

INCOME TAXES

The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities and are measured at the enacted tax rates that will be in effect when these differences reverse.

FAIR MARKET VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash, accrued liabilities and the securitization facility (Note 2) approximate fair value because of the short maturity of these instruments. The carrying value of the New Credit Agreement approximates fair value due to its variable rate nature. The fair value of the 11% Senior Secured Notes is approximately $46,622,000 based on recent market transactions.

Considerable judgement is required in interpreting market data to develop the estimates of the fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amount that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

                     BARRY'S JEWELERS, INC. AND SUBSIDIARY

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECLASSIFICATIONS

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

PROSPECTIVE ACCOUNTING CHANGES

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the impairment of long-lived assets and for long-lived assets to be disposed of". This statement is effective for fiscal years beginning after December 15, 1995; however, earlier application is permitted. Among other provisions, the statement standardizes the accounting practices for the recognition and measurement of impairment losses on certain long-lived assets. The Company has decided not to elect early adoption of the statement; however, the Company anticipates that adoption of the change in the accounting will not have a material impact on its financial statements.

The Company currently accounts for its stock-based compensation plans using the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). In 1995, the Financial Accounting Standards Board issued a new statement on accounting for stock-based compensation (SFAS
123). This statement is effective for fiscal years beginning after December 15, 1995; however, earlier application is permitted. Among other provisions, the statement allows companies to elect to account for stock-based compensation plans using a fair-value-based method or continue measuring compensation expense for those plans using the intrinsic value method prescribed in APB 25. SFAS 123 requires that companies electing to continue using the intrinsic value method must make pro forma disclosures of net income and earnings per share as if the fair-value-based method of accounting had been applied. The adoption of SFAS 123 will be reflected in the Company's fiscal 1997 consolidated financial statements. As the Company anticipates continuing to account for stock-based compensation using the intrinsic value method, SFAS 123 will not have an impact on the Company's results of operations or financial position but will require additional disclosures.

2.       RECAPITALIZATION AND DEBT

On December 22, 1993, the Company completed certain recapitalization transactions (the "Recapitalization") pursuant to which the lenders under the then-existing revolving facility (the"Old Revolving Facility") and the then-existing term loan (the "Old Term Loan") exchanged the bank debt outstanding thereunder (approximately $86,498,000 at December 22, 1993 (the "Old Bank

                     BARRY'S JEWELERS, INC. AND SUBSIDIARY

2.       RECAPITALIZATION AND DEBT (CONTINUED)

Debt")) for, in the aggregate, (i) 1,941,219 shares (as adjusted for the reverse stock split on November 1, 1994) of Common Stock, (ii) $70,000,000 aggregate principal amount of 11% Senior Secured Notes due December 22, 2000 (the "Senior Secured Notes") (issued at par), and (iii) cash of approximately $1,498,000. In addition, all accrued interest with respect to the Old Bank Debt was paid on such date. Following the Recapitalization, there was no Old Bank Debt outstanding. Simultaneously on December 22, 1993, the Company entered into a new revolving credit facility (the "New Credit Agreement") with a new bank (First National Bank of Boston or "FNBB"), which has been amended and replaced as discussed below.

On December 21, 1995, the Company completed an accounts receivable securitization (the "Securitization Facility"). The Securitization Facility provided for a maximum funding commitment of $80,000,000, subject to an asset-based funding formula and other terms and conditions.

In connection with the Securitization Facility, the Company also entered into an amended and restated revolving credit facility (amending the December 22, 1993 New Credit Agreement) with FNBB, as lender and agent thereunder which provided for maximum aggregate loans and letters of credit outstanding at any time of not more than $20,000,000 (the "Revolving Credit Agreement"). As amended and restated, the Revolving Credit Agreement provided for the making of loans based upon the amount of the Company's eligible inventory from time to time. The Company granted the lender under the Revolving Credit Agreement a lien on substantially all of its assets and properties. Both the Securitization Facility and the Revolving Credit Agreement were three-year facilities. Loans outstanding of $8,190,000 under the Revolving Credit Agreement at May 31, 1996 bear a weighted average interest rate of 8.19%.

Proceeds of the initial loan under the Securitization Facility were used in part to repay at par $20,000,000 of the Company's $70,000,000 in outstanding Senior Secured Notes plus accrued and unpaid interest thereon to the date of repayment. The Senior Secured Notes bear interest at 11% per annum payable semiannually on April 30 and October 31, and are secured by an interest in the Company's assets that is second in priority to the obligations pursuant to the Revolving Credit Agreement.

Subsequent to May 31, 1996, the Company was notified that the Agent of the Securitization Facility desired to extinguish the commitment under the facility. On August 30, 1996, the Company entered into a Second Amended and Restated Revolving Credit Agreement with FNBB (the "Amended Revolving Credit Agreement"). The Amended Revolving Credit Agreement, which is secured by substantially all of the Company's assets, provides for maximum aggregate loans and letters of credit outstanding at any time of not more than $85,000,000, based upon the Company's eligible

                     BARRY'S JEWELERS, INC. AND SUBSIDIARY

2.       RECAPITALIZATION AND DEBT (CONTINUED)

inventory and eligible customer receivables. Base Rate Loans under the Amended Revolving Credit Agreement bear interest at a per annum rate calculated as (i) the higher of (a) the annual rate of interest announced from time to time by FNBB as its "base rate" and (b) one-half of one percent (1/2%) above the Federal Funds Effective Rate (as defined in the Amended Revolving Credit Agreement), plus (ii) one and one-half percent (1.5%). Subject to certain restrictions on the availability of Eurodollar Rate Loans, Eurodollar Rate Loans bear interest at the Eurodollar rate (as defined in the Amended Revolving Credit Agreement) plus three percent (3.0%). The Amended Revolving Credit Agreement has a term of three years and contains various restrictive and financial covenants. Proceeds of the initial funding under the Amended Revolving Credit Agreement in the amount of approximately $41,200,000 were used to repay the Company's obligations under the Securitization Facility. Simultaneously, the Securitization Facility was terminated. In connection with such termination, the Company's wholly owned subsidiary was merged into the Company, with the Company surviving the merger. On August 30, 1996, the indenture governing the Senior Secured Notes was also amended to the extent required to permit the consummation of the Amended Revolving Credit Agreement and the termination of the Securitization Facility.

In connection with the Amended Revolving Credit Agreement, the Company incurred fees of approximately $2,100,000. The Company anticipates recording an extraordinary pre-tax charge of approximately $876,000, during the first quarter of fiscal 1997, related to the terminated agreements.

Long-term debt consists of the following:

                                                  May 31,
                                            1996            1995
                                        ------------  ---------------
Securitization facility                  $45,119,000  $             -
Revolving Credit Agreement                 8,190,000       21,625,000
11% Senior Secured Notes                  50,000,000       70,000,000
Equipment loans                                8,000           23,000
12-5/8% Senior Subordinated Notes                 -           320,000
Capital Lease                                262,000          400,000
                                        ------------  ---------------
                                         103,579,000       92,368,000

Less current portion                         181,000          488,000
                                        ------------  ---------------
Long-term debt                          $103,398,000      $91,880,000
                                        ============  ===============

                     BARRY'S JEWELERS, INC. AND SUBSIDIARY

2.       RECAPITALIZATION AND DEBT (CONTINUED)

The aggregate maturities of long-term debt for the years subsequent to May 31, 1996 are as follows:


                 1997                                                $    181,000
                 1998                                                      84,000
                 1999                                                  53,314,000
                 2000                                                  50,000,000
                                                                     ------------
                 Total                                               $103,579,000
                                                                     ============


3.       INCOME TAXES

At May 31, 1996, the Company had available approximately $14,000,000 of remaining pre-reorganization usable net operating loss (the "NOL") carryovers for federal income tax purposes that expire in the years ending May 31, 2006 through 2008. For financial statement purposes, utilization of the NOL is recorded as a credit to common stock. Additionally, the Company had approximately $1,336,000 of post-reorganization net operating loss carryovers that originated in fiscal 1996 and expire in 2011.

Pursuant to Internal Revenue Service guidelines, the NOL is subject to further limitation immediately after any owner shift or equity structure shift, if the percentage of stock owned by one or more "five percent shareholders" has increased by more than 50 percentage points over the lowest percentage held by such five percent shareholders at any time during the testing period. In management's opinion, the Company experienced such a change in ownership in fiscal 1995. Accordingly, the Company reduced the existing May 31, 1994 NOL by approximately 50%. Subsequently, management determined that the ownership change that occurred in fiscal 1995 did not cause such a reduction in the NOL. Accordingly, during fiscal 1996, the Company reestablished approximately $6,700,000 of the NOL and recorded approximately $173,000 to common stock for the additional utilization of the NOL during fiscal 1995. The utilization of the remaining NOL is limited to $1,159,000 of taxable income annually.

The utilization of the pre-reorganization NOL resulted in a credit to common stock of approximately $221,000 and $931,000 at May 31, 1995 and 1994, respectively. In addition, the Company reduced the current provision for May 31, 1994 by approximately $273,000 through the utilization of operating loss carryovers which arose subsequent to the Reorganization.

                     BARRY'S JEWELERS, INC. AND SUBSIDIARY

3.       INCOME TAXES (CONTINUED)

At May 31, 1996, the Company has recorded a noncurrent deferred tax asset of $122,000, representing alternative minimum tax ("AMT") credit carryforwards. The AMT is considered a prepayment of regular taxes and will reduce the Company's tax liability at some future date when regular tax is payable. The AMT credit has an indefinite carryforward period, unlike NOL carryovers, which have a maximum carryover period of 15 years for U.S. tax purposes and 7 years for California tax purposes.

The Company maintains a valuation allowance against the net deferred tax assets, which in management's opinion, reflects the net deferred tax asset which is more likely than not to be realized.

The provision for income taxes includes the following:

                                                                            Year Ended
                                                                             May 31,
                                                                1996           1995            1994
                                                            ----------     -----------     -----------
         Current:
            Federal . . . . . . . . . . . . . . . . .       $ (630,000)    $   853,000     $   793,000
            State . . . . . . . . . . . . . . . . . .           40,000          29,000         334,000
                                                            ----------     -----------     -----------
                                                              (590,000)        882,000       1,127,000
         Deferred:
            Federal . . . . . . . . . . . . . . . . .          285,000       (652,000)        (118,000)
            State . . . . . . . . . . . . . . . . . .          593,000       (230,000)              -
                                                            ----------     -----------     -----------
                                                               878,000       (882,000)        (118,000)
                                                            ----------     -----------     -----------
                                                            $  288,000     $        -      $ 1,009,000
                                                            ==========     ===========     ===========

The Company's effective tax rate differs from the statutory federal income tax rate as follows:

                                                                             Year Ended
                                                                               May 31,
                                                                1996            1995          1994
                                                              -------         -------        -------
         Statutory rate . . . . . . . . . . . . . . .         (35.0)%           35.0%          34.0%
         Surtax benefit . . . . . . . . . . . . . . .           1.0             (1.0)             -
         State taxes (net of federal tax) . . . . . .           1.1              3.6            3.1
         Net operating loss carryforward  . . . . . .             -                -          (15.9)
         Valuation allowance  . . . . . . . . . . . .          41.7            (34.8)          18.4
         Alternative minimum tax credits  . . . . . .             -             (3.8)             -
         Other  . . . . . . . . . . . . . . . . . . .           2.7              1.0              -
                                                              -------         -------        -------
            Effective tax rate  . . . . . . . . . . .          11.5%               - %         39.6%
                                                              =======         =======        =======

                     BARRY'S JEWELERS, INC. AND SUBSIDIARY

3.       INCOME TAXES (CONTINUED)

Significant components of the Company's deferred income taxes are as follows:

                                                                                  May 31,
                                                                         1996              1995
                                                                     -----------        -----------
         Current deferred tax assets:
            Accounts receivable . . . . . . . . . . . . . . .        $ 4,734,000        $ 5,051,000
            Inventory . . . . . . . . . . . . . . . . . . . .          1,225,000          1,158,000
            Vacation accrual  . . . . . . . . . . . . . . . .            283,000            367,000
            State franchise taxes . . . . . . . . . . . . . .             (4,000)            60,000
            Other . . . . . . . . . . . . . . . . . . . . . .            (64,000)                -
                                                                     -----------        -----------
                                                                       6,174,000          6,636,000
         Noncurrent tax assets:
            State franchise taxes . . . . . . . . . . . . . .           (745,000)          (521,000)
            Property and leasehold improvements . . . . . . .           (111,000)           351,000
            Net operating loss carryforwards  . . . . . . . .          6,053,000          2,891,000
            Other . . . . . . . . . . . . . . . . . . . . . .            421,000            208,000
                                                                     -----------        -----------
                                                                       5,618,000          2,929,000
                                                                     -----------        -----------
            Total deferred tax assets . . . . . . . . . . . .         11,792,000          9,565,000
            Valuation allowance . . . . . . . . . . . . . . .        (11,670,000)       (8,565,000)
                                                                     -----------        -----------
            Net deferred tax assets . . . . . . . . . . . . .        $   122,000        $ 1,000,000
                                                                     ===========        ===========

4.       LEASE COMMITMENTS AND CONTINGENCIES

The Company leases store and office facilities and certain equipment used in its regular operations under operating leases which expire at various dates through 2007. The store leases provide for additional rentals based upon sales and for payment of taxes, insurance and certain other expenses. Rent expense charged to operations is as follows:


                                                                            May 31,
                                                         1996                 1995                 1994
                                                     -----------          -----------          -----------
          Minimum rentals                            $10,514,000          $ 9,914,000          $ 8,201,000
          Contingent rentals                           2,829,000            2,816,000            2,236,000
                                                     -----------          -----------          -----------
                                                     $13,343,000          $12,730,000          $10,437,000
                                                     ===========          ===========          ===========

Included in the above table is rent expense paid to officers/shareholders related to certain stores and the office facility, of $684,000 (1996), $787,000
(1995), and $784,000 (1994).

                     BARRY'S JEWELERS, INC. AND SUBSIDIARY

4.       LEASE COMMITMENTS AND CONTINGENCIES (CONTINUED)

Minimum rental commitments for all noncancelable leases in effect as of May 31, 1996 are as follows:

                                         Shareholders            Others             Total
                                         ------------            ------             -----
                 1997                        702,000           9,272,000           9,974,000
                 1998                        702,000           7,727,000           8,429,000
                 1999                        702,000           7,053,000           7,755,000
                 2000                        702,000           6,062,000           6,764,000
                 2001                        702,000           4,726,000           5,428,000
                 Thereafter                2,808,000          10,429,000          13,237,000
                                          ----------         -----------         -----------
                                          $6,318,000         $45,269,000         $51,587,000
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


5.       SHAREHOLDERS' EQUITY

Stock Option Plans

In 1992, the Company adopted a stock incentive plan (the "1992 Stock Option Plan") to enable key employees to acquire shares of the Company's common stock. The 1992 Stock Option Plan was terminated and replaced by the Company's 1994 Employee Stock Option Plan. At May 31, 1996, there were options to purchase 110,876 shares of the Company's common stock outstanding under the 1992 Stock Option Plan.

The 1994 Employee Stock Option Plan provides for the grant of Incentive Stock Options (ISOs) and Nonqualified Stock Options (NSOs). Options granted are at the fair market value at the date of grant for ISOs (or not less than 85% of fair market value for NSOs) and, subject to termination of employment, expire no later than ten years from the date of grant, are not transferable, and vest in three equal annual installments as specified by the Audit and Compensation Committee of the Board of Directors. Up to 220,000 shares of common stock may be issued under the 1994 Employee Stock Option Plan. In fiscal 1996, the Board of Directors granted 102,400 stock options in excess of the 220,000 shares. Such grants are subject to the approval of the shareholders.

                     BARRY'S JEWELERS, INC. AND SUBSIDIARY

5.       SHAREHOLDERS' EQUITY (CONTINUED)

Under the 1994 Employee Stock Option Plan, nonemployee directors automatically receive options to purchase 2,000 shares of common stock upon their being added to the Board of Directors and options to purchase 1,000 shares of common stock on the date of each annual meeting of shareholders at which they are reelected to the Board.

Changes for all options are summarized as follows:

                                                                              Stock Options
                                                                              -------------
                                                                                               Per Share
                                                                    Shares                    Price Range
                                                                    ------                    -----------
                                                                                                  (1)
Outstanding, May 31, 1993                                          155,287                    $4.13 - $7.50
Granted                                                              8,199                    $4.13 - $7.50
Terminated                                                          (6,356)                   $4.13
- -------------------------                                        ----------                   -------------
Outstanding, May 31, 1994                                          157,130                    $4.13 - $7.50
Granted                                                            105,800                    $4.13 - $7.35
Terminated                                                          (5,830)                   $4.13
- -------------------------                                        ----------                   -------------
Outstanding, May 31, 1995                                          257,100                    $4.13 - $7.50
Granted                                                            254,600                    $3.44 - $4.43
Terminated                                                         (78,424)                   $3.44 - $7.50
- -------------------------                                        ----------                   -------------
Outstanding, May 31, 1996                                          433,276                    $3.44 - $7.50
=========================                                        ==========                   =============

Warrants

In connection with the Reorganization Plan, the Company's then lenders received warrants to purchase an aggregate of 50,000 shares of the Company's common stock at a price of $16.75 per share, expiring June 30, 2002.

Employee Incentive Stock Plan

The Employee Incentive Stock Plan provides for the grant by the Company of shares of common stock for no consideration (other than past services). The Employee Incentive Stock Plan has a term of ten years. A total of 100,000 shares of common stock were initially reserved for issuance pursuant to the Employee Incentive Stock Plan. A total of 90,000 shares were issued under the plan during 1992 and 1993. The fair market value of the shares of $150,000 at the date of grant was charged to expense over the three-year vesting period.

                     BARRY'S JEWELERS, INC. AND SUBSIDIARY

5.       SHAREHOLDERS' EQUITY (CONTINUED)

Employee Stock Purchase Plan

On November 1, 1994, shareholders of the Company approved the Company's Employee Stock Purchase Plan, which enables substantially all employees of the Company with more than one year of service to purchase shares of the Company's common stock at not less than 85% of the fair market value at the date of purchase during one or more offering periods specified by the Company. A total of 50,000 shares were authorized for issuance under this plan. During fiscal 1996, 30,441 shares of common stock were purchased under this plan.

Nonqualified Deferred Compensation Plan

On June 1, 1994, a Nonqualified Deferred Compensation Plan was established for the benefit of a select group of management, highly compensated employees and/or Directors who contribute materially to continued growth, development and business success of the Company. The plan is unfunded for tax purposes and for the purposes of Title I of ERISA.

401(k) Retirement Plan

The Board of Directors adopted a qualified 401(k) retirement plan effective June 1, 1995. Substantially all employees of the Company are eligible to participate in the Company's 401(k) plan upon attaining age 21 and six consecutive months of service. Employees may elect to contribute 1% to 15% of their compensation subject to certain IRS limitations. Employer matching contributions are determined annually by a Board of Directors resolution. No employer matching contributions were granted during 1996. Participants are partially vested in employer matching contributions after 2 years and fully vested after 5 years.

                                                                    SCHEDULE II



                     BARRY'S JEWELERS, INC. AND SUBSIDIARY

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


                                                           Additions
                                                   --------------------------
                                      Balance at    Charged to    to Other                        Balance
                                      Beginning      Costs and    Accounts-      Deductions-      at End
            Description               of Period      Expenses     Describe        Describe       of Period
- ------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts:
  Year Ended May 31, 1996            $11,662,000   $11,839,000   $1,780,000(a)   $14,351,000(b)  $10,930,000
  Year Ended May 31, 1995             11,162,000    10,501,000    1,832,000(a)    11,833,000(b)   11,662,000
  Year Ended May 31, 1994             11,500,000    10,018,000    1,936,000(a)    12,292,000(b)   11,162,000


- ------------------------------------
(a) Recoveries from accounts written off.
(b) Uncollectible accounts written off.