Form 10-Q
period 1996-08-31
BARRYS JEWELERS INC /CA/
filed 1996-10-15
CIK 790360

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED AUGUST 31, 1996

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


                       APPLICABLE ONLY TO ISSUERS INVOLVED
                        IN BANKRUPTCY PROCEEDINGS DURING
                            THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                                        [X] Yes      [  ] No



                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 4, 1996:

                  Common Stock, no par value, 3,999,416 shares

                             BARRY'S JEWELERS, INC.

                                    FORM 10-Q
                                 AUGUST 31, 1996


                                      INDEX

                             PART I - FINANCIAL INFORMATION                   PAGE
                             ------------------------------                   ----
Item 1.       Financial Statements (Unaudited)

              Condensed Balance Sheets
                August 31, 1996 and May 31, 1996                               2

              Condensed Statements of Operations
                Three months ended August 31, 1996 and  1995                   3

              Condensed Statements of Cash Flows
                Three months ended August 31, 1996 and  1995                   4

              Notes to Condensed Financial Statements  - August 31, 1996       5

Item 2.       Management's Discussion and Analysis of Financial                6
              Condition and Results of Operations

                           PART II - OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K                                 8

Signatures                                                                     9

PART I - FINANCIAL INFORMATION


                             BARRY'S JEWELERS, INC.
                            CONDENSED BALANCE SHEETS

                                                                        August 31,            May 31,
                                                                           1996                1996
                                                                       (Unaudited)           (Note A)
                                                                       -----------           --------
Assets
Current assets:
  Cash                                                                $   1,700,000         $  1,765,000
  Customer receivables, net of allowance for doubtful
     accounts of $9,769,000 (August 31, 1996) and
     $10,930,000 (May 31, 1996)                                          64,517,000           68,374,000
  Merchandise inventories                                                59,994,000           54,559,000
  Prepaid expenses and other current assets                               2,348,000            2,031,000
                                                                      -------------         ------------
Total current assets                                                    128,559,000          126,729,000

Net property and equipment                                               18,851,000           16,366,000

Deferred income taxes                                                       122,000              122,000
Other assets, net of accumulated amortization of
  deferred debt issuance costs of $1,877,000 (August 31, 1996)
  and $1,864,000 (May 31, 1996)                                           3,605,000            2,756,000
                                                                      -------------         ------------
Total assets                                                          $ 151,137,000         $145,973,000
                                                                      =============         ============
Liabilities and Shareholders' Equity
Current liabilities:
  Current portion of long-term debt                                   $     181,000         $    181,000
  Accounts payable - trade                                               13,729,000            3,837,000
  Other accrued liabilities                                               6,012,000            5,336,000
                                                                      -------------         ------------
Total current liabilities                                                19,922,000            9,354,000

Long-term debt, less current maturities                                 103,741,000          103,398,000

Shareholders' equity
  Common stock, no par value:  authorized - 8,000,000
   shares; issued and outstanding 3,999,416 shares                       33,196,000           33,196,000
  (Accumulated deficit)  Retained earnings                               (5,722,000)              25,000
                                                                      -------------         ------------
Total shareholders' equity                                               27,474,000           33,221,000
                                                                      -------------         ------------
Total liabilities and shareholders' equity                            $ 151,137,000         $145,973,000
                                                                      =============         ============

Note: The balance sheet at May 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See Note to Condensed Financial Statements.

                             BARRY'S JEWELERS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                          Three Months Ended August 31,
                                         ------------------------------
                                            1996                1995
                                            ----                ----
Net sales                                $ 26,101,000      $ 26,740,000
Finance and credit insurance charges        3,733,000         4,176,000
                                         ------------      ------------
                                           29,834,000        30,916,000
Costs and expenses:
 Cost of goods sold,
     buying and occupancy                  17,394,000        16,389,000
 Selling, general and
     administrative expenses               12,561,000        11,407,000
 Provision for doubtful accounts            2,138,000         2,138,000
                                         ------------      ------------
     Operating (loss) income               (2,259,000)          982,000
Interest expense, net                       2,612,000         2,658,000
                                         ------------      ------------
Loss before income taxes and
  extraordinary item                       (4,871,000)       (1,676,000)

Income taxes                                        -          (670,000)
                                         ------------      ------------
Loss before extraordinary item             (4,871,000)       (1,006,000)

Extraordinary item                            876,000                 -
                                         ------------      ------------
     Net loss                           ($  5,747,000)    ($  1,006,000)
                                         ============      ============
Loss per share:
  Loss before extraordinary item        ($       1.22)    ($       0.25)
  Extraordinary item                    ($       0.22)                -
                                         ------------      ------------
Net loss per share                      ($       1.44)    ($       0.25)
                                         ============      ============
Weighted average common shares
     outstanding                            3,999,416         3,968,975
                                         ============      ============


See Note to Condensed Financial Statements.

                             BARRY'S JEWELERS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                              Three Months Ended August 31,
                                              -----------------------------
                                                 1996              1995
                                                 ----              ----
Cash from operations                           3,010,000          748,000

Investing activities:
   Proceeds on sale of assets                     11,000                -
   Purchase of property and equipment         (3,429,000)      (1,352,000)
                                            ------------      -----------
Net cash used in investing
        activities                            (3,418,000)      (1,352,000)
                                            ------------      -----------
Financing activities:
   Principal payments on long-term debt          (31,000)        (123,000)
   Repayment under securitization
     facility                                (45,119,000)               -
   Net borrowings under revolving
     facility                                 45,493,000          717,000
                                            ------------      -----------
Net cash provided by financing
        activities                               343,000          594,000
                                            ------------      -----------
Decrease in cash                           ($     65,000)    ($    10,000)
                                            ============      ===========

See Note to Condensed Financial Statements.

                             BARRY'S JEWELERS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE A - BASIS OF PREPARATION

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended August 31, 1996 are not necessarily indicative of the results that may be expected for the year ending May 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Registrant Company's Annual Report on Form 10-K for the year ended May 31, 1996.

         The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the impairment of long-lived assets and for long-lived assets to be disposed of". This statement is effective for the Company beginning June 1, 1996. Among other provisions, the statement standardizes the accounting practices for the recognition and measurement of impairment losses on certain long-lived assets. Adoption of the statement did not have a material impact on the Company's financial statements.

         The Company currently accounts for its stock-based compensation plans using the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). In 1995, the Financial Accounting Standards Board issued a new statement on accounting for stock-based compensation (SFAS 123). This statement is effective for the Company beginning June 1, 1996. Among other provisions, the statement allows companies to elect to account for stock-based compensation plans using a fair-value-based method or continue measuring compensation expense for those plans using the intrinsic value method prescribed in APB 25. SFAS 123 requires that companies electing to continue using the intrinsic value method must make pro forma disclosures of net income and earnings per share as if the fair-value-based method of accounting had been applied. The adoption of SFAS 123 will be reflected in the Company's 1997 fiscal year-end financial statements. As the Company will continue to account for stock-based compensation using the intrinsic value method, SFAS 123 will not have an impact on the Company's results of operations or financial position but will require additional disclosures.

         During the first quarter of fiscal 1997, the Company was notified that the agent under the accounts receivable securitization facility established in December 1995 (the "Securitization Facility") desired to extinguish the commitment under the facility. Consequently, on August 30, 1996, the Company entered into a Second Amended and Restated Revolving credit agreement with a bank (the "Amended Revolving Credit Agreement"). Funds drawn under the Amended Revolving Credit Facility were used, in part, to refinance the Securitization Facility, which was thereupon terminated. In connection with the Amended Revolving Credit Agreement, the Company incurred financing fees of approximately $2,100,000, which will be charged to earnings over the life of the facility. Such financing fees are included in the accompanying condensed balance sheet. During the first quarter of 1997, the Company recorded an extraordinary charge of $876,000 that is composed of deferred financing fees related to the terminated Securitization Facility.


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         Net sales in the first quarter of fiscal year 1997 decreased $639,000, or 2% versus net sales in the comparable quarter of the previous year. Sales of comparable stores (those open for the same period in both the current and preceding comparative quarter) also decreased, by 4.8%, versus the comparable quarter of the previous year, primarily due to the Company's more restrictive credit policies, which tend to reduce sales in the short-term but result in higher quality receivables. The decrease in net sales that resulted from the decrease in comparable store sales was partially offset by the benefit of a net increase of 8 stores since the first quarter of 1996.

         Finance and credit insurance charges decreased approximately 11% for the three month period of fiscal year 1997 versus the comparable period of the previous year primarily due to an decrease in the average total outstanding accounts receivable.

         Cost of goods sold, buying and occupancy expenses were 67% and 61% of net sales for the first quarter of fiscal year 1997 and 1996, respectively. The gross margin percentage declined in the fiscal 1997 quarter because of the Company's continued value pricing strategy instituted in the prior year to enhance its competitive position, higher reserves recorded for inventory shrinkage, and an increase in occupancy costs due to the increase in the number of stores.

         Selling, general and administrative expenses increased $1,154,000 or 10% for the three month period of fiscal year 1997 from the comparable quarter of the prior year, primarily due to an increase in professional services, advertising and new store expenses.

         The provision for doubtful accounts remained consistent at 8% of net sales for the first quarter of fiscal year 1997 and 1996.

         Net interest expense decreased $46,000 in the three month period versus the comparable period of the prior year, as a result of a decrease in the amortization of deferred financing fees associated with the Securitization Facility offset by interest on higher outstanding debt balances. In connection with the termination of the Securitization Facility, the Company recognized an extraordinary charge of $876,000 related to deferred financing fees.

         The benefit for income taxes for the first quarter of fiscal year 1997 and 1996 was none and $670,000, respectively. The benefit for income taxes was calculated based on the Company's expected annual effective tax rate for each year. As described more fully below under "Liquidity and Capital Resources," the Company has available net operating loss carryovers (the "NOL") to offset future taxable income.

Liquidity and Capital Resources

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

         In addition, the Company requires working capital to fund capital expenditures. Capital expenditures for the first quarter of fiscal year 1997 and 1996 were $3,418,000 and $1,352,000, respectively. Such expenditures have been made primarily in connection with the opening of 11 new stores during the first quarter of the fiscal 1997 and the remodeling of 14 stores in the same period of fiscal year 1996, respectively. The Company intends to continue improving its existing operations through increased inventory investment in existing high-volume locations while also carrying out a planned new store expansion.

         The Company believes that funds available under the Amended Revolving Credit Agreement and funds generated from operations will provide sufficient working capital for the financing of inventory and accounts receivable as well as for the Company's expansion plans and other purposes for the foreseeable future. The Company expects that interest expense under the Amended Revolving Credit Facility will exceed that which would have been incurred for the same amount of financing under the terminated Securitization Facility, due to a higher average cost of funds under the new amended facility.

         At August 31, 1996, the Company had available approximately $14,000,000 of the remaining pre-reorganization usable NOL for federal income tax purposes that expire in the years ending May 31, 2006 through 2008. Additionally, the Company had approximately $1,336,000 of post-reorganization net operating loss carryovers that originated in fiscal 1996 and expire in 2011. The utilization of the remaining NOL is limited to $1,159,000 of taxable income annually.

PART II - OTHER INFORMATION

ITEM 6.       Exhibits and Reports on Form 8-K.

(a)      Exhibits

         None

(b)      Reports on Form 8-K

         None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               BARRY'S JEWELERS, INC.

Date:   October 15, 1996                       /S/ROBERT W. BRIDEL
        ----------------                       -------------------
                                               Robert W. Bridel
                                               President and
                                               Chief Executive Officer

Date:   October 15, 1996                        /S/THOMAS S. LISTON
       -----------------                       --------------------
                                               Thomas S. Liston
                                               Vice Chairman of the Board,
                                               Secretary, Treasurer and
                                               Chief Financial Officer
                                               (Principal Financial Officer)