Form 10-Q
period 1996-11-30
BARRYS JEWELERS INC /CA/
filed 1997-01-22
CIK 790360

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED NOVEMBER 30, 1996

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

                                                          [X] Yes      [  ] No



                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 27, 1996:

                  Common Stock, no par value, 3,999,416 shares

                             BARRY'S JEWELERS, INC.

                                    FORM 10-Q
                                NOVEMBER 30, 1996



                                      INDEX



                             PART I - FINANCIAL INFORMATION                 PAGE
                                                                            ----

Item 1.       Financial Statements (Unaudited)

              Balance Sheets
                November 30, 1996 and May 31, 1996                            2

              Statements of Operations
                Three and six months ended November 30, 1996 and 1995         3

              Statements of Cash Flows
                Six months ended November 30, 1996 and 1995                   4

              Notes to Financial Statements  - November 30, 1996              5

Item 2.       Management's Discussion and Analysis of Financial               6
              Condition and Results of Operations

                             PART II - OTHER INFORMATION


Item 4.       Submission of Matters to a Vote of Security - Holders           9

Item 5.       Other Information                                              10

Item 6.       Exhibits and Reports on Form 8-K                               10

Signatures                                                                   11

PART 1 - FINANCIAL INFORMATION


                             BARRY'S JEWELERS, INC.
                                 BALANCE SHEETS

                                                                  November 30,      May 31,
                                                                      1996           1996
                                                                  (Unaudited)       (Note)
                                                                  ------------   ------------
Assets

Current assets:
  Cash                                                            $  1,035,000   $  1,765,000
  Customer receivables, net of allowance for doubtful
     accounts of $8,674,000 (November 30, 1996) and
     $10,930,000 (May 31, 1996)                                     64,942,000     68,374,000
  Merchandise inventories                                           73,531,000     54,559,000
  Prepaid expenses and other current assets                          1,849,000      2,031,000
                                                                  ------------   ------------
Total current assets                                               141,357,000    126,729,000

Net property and equipment                                          20,719,000     16,366,000

Deferred income taxes                                                  122,000        122,000
Other assets, net of accumulated amortization of
  deferred debt issuance costs of $2,254,000 (November 30, 1996)
  and $1,864,000 (May 31, 1996)                                      3,490,000      2,756,000
                                                                  ------------   ------------
Total assets                                                      $165,688,000   $145,973,000
                                                                  ============   ============

Liabilities and Shareholders' Equity

Current liabilities:
  Current portion of long-term debt                               $ 61,814,000   $    181,000
  Accounts payable - trade                                          26,566,000      3,837,000
  Other accrued liabilities                                          6,489,000      5,336,000
                                                                  ------------   ------------
Total current liabilities                                           94,869,000      9,354,000

Long-term debt, less current maturities                             50,000,000    103,398,000

Shareholders' equity
  Common stock, no par value:  authorized - 8,000,000
   shares; issued and outstanding 3,999,416 shares                  33,196,000     33,196,000
  (Accumulated deficit)  Retained earnings                         (12,377,000)        25,000
                                                                  ------------   ------------
Total shareholders' equity                                          20,819,000     33,221,000
                                                                  ------------   ------------
Total liabilities and shareholders' equity                        $165,688,000   $145,973,000
                                                                  ============   ============



Note: The balance sheet at May 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.



See Notes to Financial Statements.

                             BARRY'S JEWELERS, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                      Three Months Ended November 30,  Six Months Ended November 30,
                                      -------------------------------  -----------------------------
                                             1996           1995           1996            1995
                                        ------------   ------------     ------------   ------------
Net sales                               $ 29,348,000   $ 33,124,000     $ 55,449,000   $ 59,864,000

Finance and credit insurance charges       3,449,000      3,871,000        7,182,000      8,047,000
                                        ------------   ------------     ------------   ------------
                                          32,797,000     36,995,000       62,631,000     67,911,000
Costs and expenses:
 Cost of goods sold,
     buying and occupancy                 19,349,000     19,305,000       36,743,000     35,694,000
 Selling, general and
     administrative expenses              14,424,000     13,067,000       26,985,000     24,474,000
 Provision for doubtful accounts           2,420,000      2,649,000        4,558,000      4,787,000
                                        ------------   ------------     ------------   ------------

     Operating (loss) income              (3,396,000)     1,974,000       (5,655,000)     2,956,000

Interest expense, net                      3,259,000      2,719,000        5,871,000      5,377,000
                                        ------------   ------------     ------------   ------------

Loss before income taxes and
  extraordinary item                      (6,655,000)      (745,000)     (11,526,000)    (2,421,000)

Income taxes                                      --       (298,000)              --       (968,000)
                                        ------------   ------------     ------------   ------------

Loss before extraordinary item            (6,655,000)      (447,000)     (11,526,000)    (1,453,000)

Extraordinary item                                --             --          876,000             --
                                        ------------   ------------     ------------   ------------

     Net loss                           ($ 6,655,000)  ($   447,000)    ($12,402,000)  ($ 1,453,000)
                                        ============   ============     ============   ============

Loss per share:
  Loss before extraordinary item        ($      1.66)  ($      0.11)    ($      2.88)  ($      0.36)
  Extraordinary item                              --             --     ($      0.22)            --
                                        ------------   ------------     ------------   ------------
Net loss per share                      ($      1.66)  ($      0.11)    ($      3.10)  ($      0.36)
                                        ============   ============     ============   ============

Weighted average common shares
     outstanding                           3,999,416      3,968,975        3,999,416      3,968,975
                                        ============   ============     ============   ============



See Notes to Financial Statements.

                             BARRY'S JEWELERS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     Six Months Ended November 30,
                                                                     -----------------------------
                                                                         1996             1995
                                                                     ------------     ------------
Operating activities:
Net loss                                                             ($12,402,000)     ($1,453,000)
Adjustments to reconcile net loss
 to net cash used in operating activities:
   Depreciation and amortization                                        2,224,000        2,031,000
   Provision for doubtful accounts                                      4,558,000        4,787,000
   Loss on sale or abandonment of property and equipment                   73,000           24,000
   Changes in operating assets and liabilities:
     Customer receivables                                              (1,126,000)      (3,142,000)
     Merchandise inventories                                          (18,972,000)     (15,921,000)
     Prepaid expenses and other current assets                            158,000         (897,000)
     Other assets                                                      (1,124,000)        (472,000)
     Accounts payable - trade                                          22,729,000        6,127,000
     Accrued liabilities                                                1,153,000         (835,000)
                                                                     ------------     ------------
Net cash used in operating activities                                  (2,729,000)      (9,751,000)


Investing activities:
   Purchase of property and equipment                                  (6,319,000)      (2,865,000)
   Proceeds from sale of equipment                                         83,000               --
                                                                     ------------     ------------
Net cash used in investing activities                                  (6,236,000)      (2,865,000)

Financing activities:
   Principal payments on long-term debt                                   (90,000)        (244,000)
   Repayment under securitization facility                            (45,119,000)              --
   Net borrowings under revolving facility                             53,444,000       12,196,000
                                                                     ------------     ------------
Net cash provided by financing activities                               8,235,000       11,952,000
                                                                     ------------     ------------
Decrease in cash                                                         (730,000)        (664,000)

Cash at beginning of period                                             1,765,000          954,000
                                                                     ------------     ------------
Cash at end of period                                                  $1,035,000         $290,000
                                                                     ============     ============



See Notes to Financial Statements.

                             BARRY'S JEWELERS, INC.
                         NOTES TO FINANCIAL STATEMENTS


NOTE A - BASIS OF PREPARATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and the six months ended November 30, 1996 are not necessarily indicative of the results that may be expected for the year ending May 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Registrant Company's Annual Report on Form 10-K for the year ended May 31, 1996 and its Annual Report on Form 10-K/A for the year ended May 31, 1995.

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

         During the first quarter of fiscal 1997, the Company was notified that the agent under the accounts receivable securitization facility established in December 1995 (the "Securitization Facility") desired to extinguish the commitment under the facility. Consequently, on August 30, 1996, the Company entered into a Second Amended and Restated Revolving Credit Agreement with its syndicate of banks (the "Amended Revolving Credit Agreement"). Funds drawn under the Amended Revolving Credit Facility were used, in part, to refinance the Securitization Facility, which was thereupon terminated. In connection with the Amended Revolving Credit Agreement, the Company incurred financing fees of approximately $2,300,000, which will be charged to earnings over the life of the facility. Such financing fees are included in the accompanying balance sheet. During the first quarter of 1997, the Company recorded an extraordinary charge of $876,000 that is composed of deferred financing fees related to the terminated Securitization Facility.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         Net sales in the second quarter of fiscal year 1997 decreased $3,776,000 or 11.4%, versus net sales in the comparable quarter of the previous year. Net sales from comparable stores (those open both the entire quarter this year and the corresponding quarter of the previous year) also decreased, by 14.9%. The decrease in comparable store sales was partially offset by sales from the addition of 13 net new stores opened since August 31, 1995. For the first six months of fiscal year 1997, net sales of $55,449,000 were $4,415,000 or 7.4% lower than the comparable period of the prior year. Net sales in comparable stores decreased 10.7% over the prior year's six month period. A total of twelve net new stores have opened since May 31, 1995. The sales decrease in both the second quarter and first half was due, in part, to tighter credit standards implemented in November 1995, which has reduced sales in the short term but favorably impacted the quality of receivables, lower than expected average unit sales, and an inventory imbalance at stores converted to the super store format in the prior fiscal year. Finally, net sales were adversely impacted by five fewer selling days between Thanksgiving and November 30th in 1996 than there were in 1995.

         Finance and insurance revenues decreased $422,000 or 10.9%, and $865,000 or 10.7%, for the three- and six-month periods of fiscal year 1997 versus the comparable periods of the previous year due, in part, to a decrease in the average total outstanding customer receivables. The average total outstanding customer receivables for the 6 months ended November 30, 1996 were $74,713,000, a decrease of $2,384,000, or 3.1%, from the prior year. The remaining decrease in finance and insurance revenues was due primarily to a decrease in the average effective finance charge rate.

         Cost of goods sold, buying and occupancy expenses were 65.9% and 58.3% of net sales for the second quarter of fiscal years 1997 and 1996, respectively. For the comparable six month periods, cost of goods sold, buying and occupancy expenses were 66.3% and 59.6% of net sales, respectively. The increases in both periods were due, in part, to a combination of the Company's continued value pricing strategy, rent which is largely a fixed expense, and a higher shrinkage reserve in fiscal 1997 than in fiscal 1996. Cost of goods sold was also impacted by the sales mix of promotionally priced merchandise and a competitive discounting environment.

         Selling, general and administrative expenses were 49.1% and 39.4% of net sales for the three months ended November 30, 1996 and November 30, 1995, respectively. The dollar increase was 10.4% for the second quarter of the current year. For the six months ended November 30, 1996 and November 30, 1995, selling, general and administrative expenses as a percentage of net sales were 48.7% and 40.9%, respectively. The dollar increase was 10.3% for the first half of the current year. The increases as a percentage of sales are attributable principally to the decline in net sales for both periods. The dollar increases for both periods, which approximately reflect the growth in net new stores, were primarily the result of increases in advertising and display, professional services, and other miscellaneous expenses, but partially offset by decreases in telephone expense.

         The provision for doubtful accounts was 8.2% of net sales in the second quarter and first half of fiscal year 1997 compared to 8.0% for the comparable periods in the prior year. For the fiscal year ended May 31, 1996, the provision for doubtful accounts was 8.4% of net sales.

         Net interest expense increased $540,000 and $494,000 in the three- and six-month periods ended November 30, 1996, respectively, versus the comparable periods of the prior year. Such increase in the second quarter of the current year was primarily due to a combination of an increase in the amortization of deferred financing fees associated with the Amended Revolving Credit Agreement and an increase in average total long-term debt. The average total long-term debt for the second quarter of the current year was approximately $9.8 million higher than the comparable period of the prior year.

         The effective tax rates for both the three and six month periods ended November 30, 1996 were 0% compared to 40% in the same periods of the prior year. The benefit for income taxes was calculated based on the Company's expected annual effective tax rate for each year. As described more fully below under "Liquidity and Capital Resources," the Company has available net operating loss carryovers (the "NOL") to offset future taxable income.


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

         In addition, the Company requires working capital to fund capital expenditures. Capital expenditures for the first six months of fiscal year 1997 and 1996 were $6,319,000 and $2,865,000, respectively. Such expenditures were made primarily in connection with the opening of 17 new stores and the remodeling of 9 stores during the first six months of fiscal year 1997, and the opening of 4 new stores and remodeling of 14 stores in the same period of fiscal year 1996, respectively. The Company intends to continue improving its existing operations through increased inventory investment in existing high-volume locations while also carrying out a multi-year new store expansion program. As of November 30, 1996, the Company has completed its planned new store expansion for fiscal 1997. Through the end of fiscal 1997, additional capital expenditures estimated at $475,000 are expected to be incurred for upgrading certain of the Company's management information systems and other general corporate purposes.

        The Company failed to meet the minimum EBITDA and Debt Service financial covenants contained in its Amended Revolving Credit Agreement (the "Credit Agreement") as of the November 30, 1996 testing date and is, as a result, currently in default under the Credit Agreement. The Company is in negotiations with its bank under the Credit Agreement (the "Bank") to waive the default, as well as to reset the same covenants for future quarters. However, there can be no assurance that the Company and the Bank will agree upon a waiver of the default, or upon resetting of the applicable covenants for future quarters. Because the default has not been waived and the covenants for future quarters have not been reset as of the date of filing of this Form 10-Q, under generally accepted accounting principles the debt under the Credit Agreement has been reclassified as a current liability. If the Company and Bank agree to reset the covenants for future quarters, the Company expects to reclassify such debt as a long term liability. Continued availability of the Credit Agreement is dependent upon the Company reaching agreement with the Bank to waive the default and reset the covenants for future periods, as well as meeting all of the Credit Agreement covenants as of future dates. While the Company expects to meet such covenants, its ability to do so depends, in part, upon its results of operations and various factors beyond its control. Such factors include, but are not limited to, general economic conditions, especially as such conditions impact retail sales in general and sales in the retail credit jewelry market in particular, and bad debt experience, which is also impacted by general economic conditions. Additionally, the Company's interest expense under the Credit Agreement, if available, will exceed that which would have been incurred for the same amount of financing under the terminated Securitization Facility, due to a higher cost of funds under the Credit Agreement. While the Bank has continued funding under the Credit Agreement notwithstanding the default, the existence of the default, if not waived, enables the Bank to accelerate the maturity of the obligations underlying the Credit Agreement.

        On January 14, 1997, the Company announced that it will implement Company-wide restructuring initiatives beginning during the third and fourth fiscal quarters to reduce operating and administrative costs and debt. These include declining to renew leases on twelve stores and closing eighteen to twenty-four additional stores and concurrent reductions in overhead at the Company's remaining stores and reductions in corporate expenses are expected to result in significant savings. These changes will require various charges to third quarter results of operations of between $10 million - $14 million. These charges include, but are not limited to, mall store rent settlements, leasehold improvements, and anticipated bad debt write-offs from these closed stores. Except for mall store rent settlements and certain costs of collecting customer receivables generated from the closed stores, the charges are non-cash in nature. The restructuring is expected to be substantially completed by May 31, 1997.

         The restructuring is expected to improve results from operations in fiscal 1998 by increasing cash flow from operations by raising cash from the sale of inventory at stores closed or to be closed without the corresponding need to replenish inventory sold and by redeploying remaining inventory not sold at closed stores to stores that will remain open. In addition, new funds will not need to be invested to fund new customer receivables at closed stores.

         At November 30, 1996, the Company had available approximately $14,000,000 of the remaining pre-reorganization usable NOL for federal income tax purposes that expire in the years ending May 31, 2006 through 2008. The utilization of the remaining NOL is limited to $1,159,000 of taxable income annually. Additionally, the Company had approximately $1,336,000 of post-reorganization net operating loss carryovers that originated in fiscal 1996 and expire in 2011.

         "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: The statements contained in this Form 10-Q that are not historical facts include those that may be considered forward-looking statements and that involve a number of known and unknown risks and uncertainties that could cause actual results to differ materially from those discussed. Such risks and uncertainties include, among others, general economic conditions, especially as such conditions impact retail sales in general and sales in the retail credit jewelry market in particular; bad debt experience, which is also impacted by general economic conditions; the transition to value pricing as the Company's principal marketing strategy; and the ability of the Company to continue to successfully transition stores to the "superstore" format. For additional details concerning those markets and other risks and uncertainties, please refer to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1996.

PART II - OTHER INFORMATION

ITEM 3.   Defaults Upon Senior Securities

See Item 2 -- "Liquidity and Capital Resources" regarding a default under the Company's Credit Agreement.

ITEM 4.   Submission of Matters to a Vote of Security - Holders.

         At the Annual Meeting of Shareholders of the Company held on November 5, 1996, in Monrovia, California, 2,489,979 shares of the Company's common stock were present either in person or by proxies solicited by management pursuant to Regulation 14A under the Securities Exchange Act of 1934.

         A brief description of each matter voted upon at the meeting and the number of votes cast for, against or withheld as to each matter, is as follows:

         1.  Election of Board of Directors:

                                       Number of Shares
                               ------------------------------
                                  For     Withheld    Total
                                  ---     --------    -----
         Robert W. Bridel      2,463,327   26,652   2,489,979
         David W. Cochran      2,463,352   26,627   2,489,979
         William D. Eberle     2,462,032   27,947   2,489,979
         John W. Gildea        2,463,032   26,947   2,489,979
         Carol R. Goldberg     2,462,032   27,947   2,489,979
         Thomas S. Liston      2,462,494   27,485   2,489,979
         Cleaveland D. Miller  2,463,094   26,885   2,489,979
         William P. O'Donnell  2,462,752   27,227   2,489,979

         2. Amendment to the 1994 Employee Stock Option Plan to increase the number of shares of the Company's common stock reserved for issuance thereunder from 220,000 shares to 420,000 shares

                              Number of Shares
         ----------------------------------------------------------
            For     Against or Withheld  Broker Nonvotes    Total
            ---     -------------------  ---------------    -----
         1,033,019        169,273           1,287,687     2,489,979

              This amendment passed as it received the affirmative vote of the holders of at least a majority of the shares of outstanding Common Stock represented and voting at the Meeting and cast on this Proposal.

ITEM 5.       Other Information.

         On January 14, 1997, the Company announced that it will implement Company-wide restructuring initiatives beginning during the third and fourth fiscal quarters to reduce operating and administrative costs and debt. These include declining to renew leases on twelve stores and closing eighteen to twenty-four additional stores and concurrent reductions in overhead at the Company's remaining stores and reductions in corporate expenses are expected to result in significant savings. These changes will require various charges to third quarter results of operations of between $10 million - $14 million. These charges include, but are not limited to, mall store rent settlements, leasehold improvements, and anticipated bad debt write-offs from these closed stores. Except for mall store rent settlements and certain costs of collecting customer receivables generated from the closed stores, the charges are non-cash in nature. The restructuring is expected to be substantially completed by May 31, 1997.

ITEM 6.       Exhibits and Reports on Form 8-K.

(a)      Exhibits

         27                  Financial Data Schedule


(b)      Reports on Form 8-K

         None filed for the quarter ended November 30, 1996.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  BARRY'S JEWELERS, INC.



Date: January 21, 1997                            /S/ROBERT W. BRIDEL
      ----------------                            ------------------------------
                                                  Robert W. Bridel
                                                  President and
                                                  Chief Executive Officer


Date: January 21, 1997                            /S/THOMAS S. LISTON
      ----------------                            ------------------------------
                                                  Thomas S. Liston
                                                  Vice Chairman of the Board,
                                                  Secretary, Treasurer and
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)