Form 10-Q
period 1997-02-28
BARRYS JEWELERS INC /CA/
filed 1997-04-21
CIK 790360

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 1997

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 1, 1997:
                  Common Stock, no par value, 4,029,372 shares

                             BARRY'S JEWELERS, INC.

                                    FORM 10-Q
                                FEBRUARY 28, 1997



                                      INDEX



                    PART I - FINANCIAL INFORMATION                     PAGE

Item 1.  Financial Statements (Unaudited)

         Balance Sheets
           February 28, 1997 and May 31, 1996                           2

         Statements of Operations
           Three and nine months ended February 28, 1997 and
           February 29, 1996                                            3

         Statements of Cash Flows
           Nine months ended February 28, 1997 and
           February 29, 1996                                            4

         Notes to Financial Statements  - February 28, 1997             5

Item 2.  Management's Discussion and Analysis of Financial              7
         Condition and Results of Operations

                       PART II - OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities                               11

Item 5.  Other Information                                             12

Item 6.  Exhibits and Reports on Form 8-K                              12

Signatures                                                             13

                             BARRY'S JEWELERS, INC.
                                 BALANCE SHEETS
             (DOLLARS IN THOUSANDS, EXCEPT NUMBER OF COMMON SHARES)

                                                                 February 28,        May 31,
                                                                    1997              1996
                                                                 (Unaudited)         (Note)
                                                                  ---------         --------
Assets

Current assets:
  Cash                                                            $     236         $  1,765
  Customer receivables, net of allowance for doubtful
     accounts of $2,302 (February 28, 1997) and
     $10,930 (May 31, 1996)                                          68,960           68,374
  Merchandise inventories                                            56,333           54,559
  Prepaid expenses and other current assets                           1,716            2,031
                                                                  ---------         --------
Total current assets                                                127,245          126,729

Net property and equipment                                           18,002           16,366

Deferred income taxes                                                   122              122
Other assets, primarily deferred debt issue costs,
  net of accumulated amortization of $2,955
  (February 28, 1997) and $1,864 (May 31, 1996)                       3,077            2,756
                                                                  ---------         --------
Total assets                                                      $ 148,446         $145,973
                                                                  =========         ========
Liabilities and Shareholders' Equity

Current liabilities:
  Current portion of long-term debt                               $  62,153         $    181
  Accounts payable - trade                                           12,133            3,837
  Other accrued liabilities                                          10,108            5,336
                                                                  ---------         --------
Total current liabilities                                            84,394            9,354

Long-term debt, less current maturities                              50,000          103,398

Shareholders' equity
  Common stock, no par value:  authorized - 8,000,000
   shares; issued and outstanding 4,029,372 shares
   (February 28, 1997) and 3,999,416 shares (May 31, 1996)           33,247           33,196
   (Accumulated deficit) Retained earnings                          (19,195)              25
                                                                  ---------         --------
Total shareholders' equity                                           14,052           33,221
                                                                  ---------         --------
Total liabilities and shareholders' equity                        $ 148,446         $145,973
                                                                  =========         ========



Note: The balance sheet at May 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Notes to Financial Statements.

                             BARRY'S JEWELERS, INC.
                            STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA
                    AND NUMBER OF COMMON SHARES OUTSTANDING)
                                   (Unaudited)




                                                          Three Months Ended                        Nine Months Ended
                                                   ----------------------------------        ----------------------------------
                                                   February 28,          February 29,        February 28,          February 29,
                                                       1997                 1996                 1997                 1996
                                                   -----------           ----------          -----------           ------------

Net sales                                          $    49,236           $   50,868          $   104,685           $  110,732

Finance and credit insurance charges                     3,593                4,004               10,775               12,051
                                                   -----------           ----------          -----------           ----------
                                                        52,829               54,872              115,460              122,783
Costs and expenses:
 Cost of goods sold,
     buying and occupancy                               32,022               27,865               68,765               63,559
 Selling, general and
     administrative expenses                            19,114               14,695               46,099               39,169
 Provision for doubtful accounts                         3,558                4,126                8,116                8,913
 Restructuring expenses                                  1,336                   --                1,336                   --
                                                   -----------           ----------          -----------           ----------

     Operating (loss) income                            (3,201)               8,186               (8,856)              11,142

Interest expense, net                                    3,617                2,921                9,488                8,298
                                                   -----------           ----------          -----------           ----------

(Loss) income before income taxes and
  extraordinary item                                    (6,818)               5,265              (18,344)               2,844

Income taxes                                                --                2,106                   --                1,138
                                                   -----------           ----------          -----------           ----------

(Loss) income before extraordinary item                 (6,818)               3,159              (18,344)               1,706

Extraordinary item                                          --                   --                  876                   --
                                                   -----------           ----------          -----------           ----------

     Net (loss) income                             ($    6,818)          $    3,159          ($   19,220)          $    1,706
                                                   ===========           ==========          ===========           ==========

(Loss) income per share:
  (Loss) income before extraordinary item          ($     1.70)          $     0.79          ($     4.59)          $     0.43
  Extraordinary item                                        --                   --          ($     0.22)                  --
                                                   -----------           ----------          -----------           ----------
Net (loss) income per share                        ($     1.70)          $     0.79          ($     4.81)          $     0.43
                                                   ===========           ==========          ===========           ==========

Weighted average common shares
     outstanding                                     4,000,747            3,973,658            3,999,855            3,970,530
                                                   ===========           ==========          ===========           ==========



See Notes to Financial Statements.

                             BARRY'S JEWELERS, INC.
                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (Unaudited)

                                                                              Nine Months Ended
                                                                       -------------------------------
                                                                       February 28,       February 29,
                                                                           1997               1996
                                                                         --------           --------
Operating activities:
Net (loss) income                                                        ($19,220)          $  1,706
Adjustments to reconcile net (loss) income
  to net cash used in operating activities:
     Depreciation and amortization                                          5,088              3,444
     Provision for doubtful accounts                                        8,116              8,913
     Loss on sale or abandonment of property and equipment                     75                114
     Impairment of long-lived assets                                        1,970                 --
     Changes in operating assets and liabilities:
       Customer receivables                                                (8,702)           (13,117)
       Merchandise inventories                                             (1,774)            (6,019)
       Prepaid expenses and other current assets                              365               (811)
       Other assets                                                        (2,460)            (1,925)
       Accounts payable - trade                                             8,296             (7,093)
       Accrued liabilities                                                  4,969              1,954
                                                                         --------           --------
Net cash used in operating activities                                      (3,277)           (12,834)


Investing activities:
   Purchase of property and equipment                                      (6,923)            (3,781)
   Proceeds from sale of equipment                                             83                  9
                                                                         --------           --------
Net cash used in investing activities                                      (6,840)            (3,772)


Financing activities:
   Proceeds from issuance of common stock                                      14                 87
   Principal payments on long-term debt                                      (135)           (20,367)
   Net borrowings (repayment) under securitization facility               (45,119)            47,713
   Net borrowings (repayment) under revolving facility                     53,828            (11,431)
                                                                         --------           --------
Net cash provided by financing activities                                   8,588             16,002
                                                                         --------           --------
Decrease in cash                                                           (1,529)              (604)

Cash at beginning of period                                                 1,765                954
                                                                         --------           --------
Cash at end of period                                                    $    236           $    350
                                                                         ========           ========



See Notes to Financial Statements.

                             BARRY'S JEWELERS, INC.
                          NOTES TO FINANCIAL STATEMENTS

PART I  ITEM 1 - FOOTNOTES

NOTE 1 The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
         Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and the nine months ended February 28, 1997 are not necessarily indicative of the results that may be expected for the year ending May 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended May 31, 1996 and its Annual Report on Form 10-K/A for the year ended May 31, 1995.

NOTE 2 During the first quarter of fiscal 1997, the Company was notified that the agent under the accounts receivable securitization facility established in December 1995 (the "Securitization Facility") desired to extinguish the commitment under the facility. Consequently, on August 30, 1996, the Company entered into a Second Amended and Restated Revolving Credit Agreement with its syndicate of banks (the "Amended Revolving Credit Agreement"). Funds drawn under the Amended Revolving Credit Agreement were used, in part, to refinance the Securitization Facility, which was thereupon terminated. In connection with the Amended Revolving Credit Agreement, the Company incurred financing fees of approximately $2,300,000, which will be charged to earnings over the life of the Amended Revolving Credit Agreement. Such financing fees are included in the accompanying balance sheet. During the first quarter of 1997, the Company recorded an extraordinary charge of $876,000 that is composed of deferred financing fees related to the terminated Securitization Facility.

         The Amended Revolving Credit Agreement was amended on January 27, 1997 to cure certain covenant violations at November 30, 1996 as described in the Company's Form 10-Q for the quarter ended November 30, 1996 and to make other changes as described more fully in the "Liquidity and Capital Resources" section of this Form 10-Q. The amendment fee of $325,000 was charged to interest expense during the third fiscal quarter.

NOTE 3 The Company currently accounts for its stock-based compensation plans using the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). In 1995, the Financial Accounting Standards Board issued a new statement on accounting for stock-based compensation (SFAS 123). This statement became effective for the Company beginning June 1, 1996. Among other provisions, the statement allows companies to elect to account for stock-based compensation plans using a fair-value-based method or continue measuring compensation expense for those plans using the intrinsic value method prescribed in APB 25. SFAS 123 requires that companies electing to continue using the intrinsic value method must make pro forma disclosures of net income and earnings per share as if the fair-value-based method of accounting had been applied. The adoption of SFAS 123 will be reflected in the Company's 1997 fiscal year-end financial statements. As the Company will continue to account for stock-based compensation using the intrinsic value method, SFAS 123 will not have an impact on the Company's results of operations or financial position but will require additional disclosures.

NOTE 4 The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This statement is effective for the Company beginning June 1, 1996. Among other provisions, the statement standardizes the accounting practices for the recognition and measurement of impairment losses on certain long-lived assets. The standard requires an entity to review long-lived assets for impairment and recognize a loss if expected future cash flows are less than the carrying value of the assets; such losses are measured as the difference between the carrying value and the fair market value of the assets. The fair value is determined by using quoted market prices, if available, or using a method based upon a multiple of annual earnings before income taxes, depreciation and amortization.

         During the quarter ended February 28, 1997, the Company recognized a $1,970,000 loss which is included within selling, general and administrative expenses in the accompanying financial statements, related principally to the impairment of leasehold improvements, property and equipment related to twenty-six under-performing stores as discussed further in Note 6.

NOTE 5 During the quarter ended February 28, 1997, the Company changed its customer receivable write-off policy. Previously, the Company would fully reserve for accounts that fell within certain aged parameters but would continue internal collection efforts until such time as a determination was made that the accounts should be written off against the allowance for doubtful accounts. With this change in policy, the internal collection efforts for these fully reserved accounts will be discontinued and the accounts will be sent to outside collection agencies, at which time the account balances will be written off against the allowance for doubtful accounts. The Company adopted this change as a result of their cost savings initiatives (as discussed in Note 6) in an effort to reduce internal collection and other expenses. Concurrent with this change, the Company accelerated the write-off of approximately $6,780,000 of customer receivables against the allowance for doubtful accounts. Such charge was fully reserved for and had no material impact on current operations.

NOTE 6 On January 14, 1997, the Company announced its intent to implement Company-wide restructuring and other cost savings initiatives during the third and fourth quarters of fiscal 1997 to reduce operating and administrative costs and debt. Those initiatives included declining to renew leases on twelve stores and closing eighteen to twenty-four additional under-performing stores with concurrent reductions in overhead at the Company's remaining stores and reductions in corporate expenses. Those initiatives were expected to require various charges to third quarter operations of between $10 - $14 million. Such charges primarily included, but were not limited to, mall store rent settlements, write-off of certain leasehold improvements, employee severance costs and other related costs. Except for the mall store rent settlements, employee severance and other related costs, the charges would be non-cash in nature. The restructuring was expected to be substantially completed by May 31, 1997.

         During the quarter ended February 28, 1997, the Company declined to renew leases on eleven stores. Additionally, the Company replaced its executive management team late in the quarter. The new executive management team has been reviewing and reevaluating the restructuring and cost savings initiatives previously identified and has not yet determined if all initiatives will be adopted or whether certain initiatives may be added due to new operating strategies being developed. As a result, the composition of the charges will change and such charges will occur in both the third and fourth quarters as the initiatives are finalized. However, management does not currently anticipate that the magnitude of the various charges will significantly increase as compared to what was previously announced. However, due to uncertainties regarding the components of the various initiatives, an estimate of these charges cannot be reasonably determined until management's reevaluation is completed.

         Restructuring charges taken in the third quarter ended February 28, 1997 total $1,336,000 and primarily relate to severance and costs associated with the eleven stores closed during the quarter.

         Additionally, the Company established a $1,095,000 reserve during the third quarter to reduce the carrying value of its merchandise inventory. The reserve was established to recognize the probable diminution in value of certain of the Company's aged inventory that will be recognized as it returns such merchandise to vendors, sells it in bulk or marks it down below cost for sale to its customers. The Company's decision to hasten the liquidation of this aged inventory is part of the cost savings initiatives identified in an effort to improve the Company's cash flow.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

         The discussion and analysis below should be read in conjunction with the Financial Statements of the Company and the Notes to the Financial Statements included elsewhere in this Form 10-Q.

         Except for the historical information contained herein, certain of the matters discussed in this quarterly report are "forward-looking statements," as defined in Section 21E of the Securities Exchange Act of 1934, which involve certain risks and uncertainties, which could cause actual results to differ materially from those discussed herein including, but not limited to, risks relating to general economic conditions, especially as such conditions impact retail sales in general and sales in the retail credit jewelry market in particular, bad debt experience, which is also impacted by general economic conditions, the transition to value pricing as the Company's principal marketing strategy, the Company's operating losses, the Company's need for additional financing or liquidity, growth and acquisition risks, collection of accounts receivable and competition. See the relevant discussion elsewhere herein and in the Company's periodic reports and other documents filed with the Securities and Exchange Commission, including the Company's annual report on Form 10-K for the fiscal year ended May 31, 1996, for a further discussion of these and other risks and uncertainties applicable to the Company's business.

Results of Operations

         Net sales in the third quarter of fiscal year 1997 decreased $1,632,000 or 3.2%, versus net sales in the comparable quarter of the previous year. Net sales from comparable stores (those open both the entire quarter this year and the corresponding quarter of the previous year) decreased by 7.3%. The decrease in comparable store sales was partially offset by sales from the addition of two net new stores opened since November 30, 1995. For the first nine months of fiscal year 1997, net sales of $104,685,000 were $6,047,000 or 5.5% lower than the comparable period of the prior year. Net sales in comparable stores decreased 9.6% over the prior year's nine month period. The comparable store sales decrease in the third quarter and first nine months was due, in part, to a more restrictive credit policy implemented in November 1995, which has reduced sales in the short term but is expected to result in higher quality receivables. Additionally, net sales were adversely impacted by late receipt of merchandise in the stores for the Christmas selling season which resulted in excessive stock outs as well as the sales mix of promotionally priced merchandise and a competitive discounting environment.

         Finance and insurance revenues decreased $411,000 or 10.3%, and $1,276,000 or 10.6%, for the three- and nine-month periods ended February 28, 1997 versus the comparable periods of the previous year due, in part, to a decrease in the average total outstanding customer receivables. The average total outstanding customer receivables for the nine months ended February 28, 1997 were $75,847,000, a decrease of $3,819,000, or 4.8%, from the prior year. The remaining decrease in finance and insurance revenues was due primarily to a decrease in the average effective finance charge rate.

         Cost of goods sold, buying and occupancy expenses were 65.0% and 54.8% of net sales for the third quarter of fiscal years 1997 and 1996, respectively. For the comparable nine month periods, cost of goods sold, buying and occupancy expenses were 65.7%, and 57.4% of net sales. Included in cost of goods sold, buying and occupancy expenses for the quarter and nine months ended February 28, 1997 was a $1,095,000 non-cash charge in connection with the Company's cost savings initiatives to hasten the liquidation of aged inventory in an effort to improve cash flow, as further described in Note 6 to the financial statements of this Form 10-Q. This charge increased cost of goods sold by 2.2% and 1.0% of net sales for the three and nine month periods ended February 28, 1997. The remaining increases in both periods were primarily due to a combination of the Company's continued value pricing strategy, rent, which is largely a fixed expense, and a higher shrinkage reserve in fiscal 1997 than in fiscal 1996. Cost of goods sold was also impacted by the sales mix of promotionally priced merchandise and a competitive discounting environment.

         Selling, general and administrative expenses were 38.8% and 28.9% of net sales for the three months ended February 28, 1997 and February 29, 1996, respectively. For the nine months ended February 28, 1997 and February 29, 1996, selling, general and administrative expenses as a percentage of net sales were 44.0% and 35.4%, respectively. In the current quarter, $1,970,000 of expense was recognized for selected impaired assets in accordance with SFAS No. 121 as more fully described in Note 4 to the financial statements of this Form 10-Q. Excluding such charge, selling, general and administrative expenses as a percentage of net sales for the three and nine month periods of fiscal 1997 and 1996 would have been 34.8% and 28.9%, and 42.2% and 35.4%, respectively. The increases as a percentage of net sales were attributable to a combination of the decline in net sales for both periods and the increase in total expenses. The dollar increases for the three and nine month periods were primarily the result of increases in the cost of advertising and display, professional services and shipping.

         The provision for doubtful accounts was 7.2% of net sales in the third quarter of fiscal year 1997 compared to 8.1% for the prior year. For the comparable nine month periods, the provision for doubtful accounts was 7.8% and 8.0% for fiscal year 1997 and 1996, respectively. The decrease of such provision as a percentage of sales was primarily due to a more restrictive credit policy being implemented in November 1995 which has reduced sales but is expected to result in higher quality receivables. Additionally, with the change in the Company's customer receivables write-off policy, as described in Note 5 to the financial statements of this Form 10-Q, the Company believes that the amount of uncollected finance charges will diminish as accounts will be written off against the allowance for doubtful accounts earlier, which also favorably impacted the provision this fiscal quarter.

         During the current quarter, and as part of the restructuring described in Note 6 to the financial statements of this Form 10-Q, $1,336,000 was charged to restructuring expense for the three months ended February 28, 1997. This charge consisted of $949,000 for severance items; $93,000 and $241,000 for costs associated with terminating leases and abandoning or selling the leasehold improvements, fixtures and equipment, respectively, for the eleven closed stores; and $53,000 for other items related to the restructuring.

         Net interest expense increased $696,000 and $1,190,000 in the three and nine month periods ended February 28, 1997, respectively, versus the comparable periods of the prior year. Such increase in the third quarter of the current year was primarily due to a combination of an increase in the amortization of deferred financing fees associated with the Amended Revolving Credit Agreement, an amendment fee in connection with an amendment to the Amended Revolving Credit Agreement as described more fully in Note 2 to the financial statements of this Form 10-Q and an increase in average revolving debt. The average total revolving debt for the third quarter of the current year was approximately $4.9 million higher than the comparable period of the prior year.

         The effective tax rates in both the three and nine month periods ended February 28, 1997 were 0%, compared to 40% in the same periods of the prior year. The benefit for income taxes was calculated based on the Company's expected annual effective tax rate for each year. As described more fully below under "Liquidity and Capital Resources," the Company has available net operating loss carryovers (the "NOL") to offset future taxable income.

         As a result of the foregoing, the net loss for the quarter was 6,818,000, or $1.70 per share, versus net income of $3,159,000 or $0.79 per share in the comparable period of fiscal 1996. The net loss for the fiscal 1997 nine month period was a loss of $19,220,000, or $4.81 per share versus net income of $1,706,000 or $0.43 per share for the comparable period of fiscal 1996.

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

         In addition, the Company requires working capital to fund capital expenditures. Capital expenditures for the first nine months of fiscal year 1997 and 1996 were $6,923,000 and $3,781,000, respectively. Such expenditures were made primarily in connection with the opening of seventeen new stores and the remodeling of twelve stores during the first nine months of the fiscal year 1997, and the opening of seven new stores and remodeling of fourteen stores in the same period of fiscal year 1996, respectively.

         On January 27, 1997, the Company's Amended Revolving Credit Agreement was amended, and the bank group waived the Company's non-compliance with certain financial covenants therein for the quarter ended November 30, 1996 and reduced its commitment to lend to the Company. The total commitment of the bank group was reduced from $85,000,000 to $70,000,000 as of January 27, 1997 through May 31, 1997, and will be further reduced to $65,000,000 from June 1, 1997 through the final maturity date of August 31, 1999. The Company may borrow 75% of Eligible Accounts Receivable (as defined in the Amended Revolving Credit Agreement) plus 40% of Eligible Inventory (as defined in the Amended Revolving Credit Agreement) less a Landlord Lien Reserve (as defined in the Amended Revolving Credit Agreement) and less $1,250,000 from January 27, 1997 through March 31, 1997 and $1,500,000 after March 31, 1997. The Amended Revolving Credit Agreement requires the Company to comply with certain customary financial covenants and restrictions, some of which were adjusted in the above described amendment, to take into account the various charges to be incurred in connection with the Company-wide restructuring and cost savings initiatives as more fully described in Note 6 to the financial statements of this Form 10-Q. At February 28, 1997, the Company had outstanding borrowings of $62,018,000 and had available borrowing capacity of $1,169,000 under the Amended Revolving Credit Agreement, as amended. Outstanding borrowings bear interest at the agent bank's reference rate plus 1.5% unless an Event of Default (as defined in the Amended Revolving Credit Agreement) has occurred and is continuing, or is not waived, in which case such outstanding borrowings bear interest at 2.0% above the rate otherwise payable.

          The Company failed to meet certain financial covenants contained in the Amended Revolving Credit Agreement as of the February 28, 1997 testing date. The failure to meet such covenants constitutes an Event of Default under the Amended Revolving Credit Agreement. While the Company is continuing negotiations with the bank group to obtain a forbearance or waiver of the Event of Default, or a modification of the covenants, there can be no assurance that the Company will be able to obtain such forbearance or waiver, or that such forbearance or waiver can be obtained on acceptable terms. Under the terms of the Amended Revolving Credit Agreement, the Company may not make the interest payment due on April 30, 1997 or any subsequent payment due under its 11% Senior Secured Notes due December 22, 2000 after an Event of Default under the Amended Revolving Credit Agreement has occurred and is continuing unless such Event of Default has been waived.

         The Company is uncertain as to whether its existing cash, plus funds provided by operations and borrowing capacity under the Amended Revolving Credit Agreement will be sufficient to fund operations for the coming twelve months. The Company is exploring various financing alternatives, including the sale of its customer receivables to a national provider and servicer of consumer credit, refinancing its existing Amended Revolving Credit Agreement, bulk sales of certain of its inventory, returning certain merchandise inventory to vendors, and increasing the percentage of total inventory that is consignment inventory to finance its business and provide adequate working capital for operations. In addition, the expense reductions resulting from the restructuring and other cost savings initiatives are anticipated to provide additional funds from operations in future quarters. Any decision to obtain financing through debt or other markets will depend on various factors, including, among others, financial market conditions and investors' perceptions about the Company. Also, there is no assurance that additional financing will be available or, if available, will be available on acceptable terms. Should vendor shipments of products be delayed or should the Company experience significant shortfalls in planned revenues, or not achieve sufficient cost savings as a result of the restructuring and other cost savings initiatives, or experience unforeseen fixed expenses, the Company has limited abilities to make further additional reductions to variable expenses to extend its capital.

         At February 28, 1997, the Company had available approximately $14,000,000 of the remaining pre-reorganization usable NOL for federal income tax purposes which expire in the years ending May 31, 2006 through 2008. Additionally, the Company had approximately $1,336,000 of post-reorganization net operating loss carryovers that originated in fiscal 1996 and expire in 2011. The utilization of the remaining NOL is limited to approximately $1,159,000 of taxable income annually.


PART II - OTHER INFORMATION

ITEM 3. Defaults Upon Senior Securities.

        See Item 2 -- "Liquidity and Capital Resources" regarding defaults under the Company's Amended Revolving Credit Agreement.

ITEM 5. Other Information.

         Effective February 13, 1997, the Company entered into a non-binding letter of intent with Sam Merksamer to employ him as President and Chief Executive Officer of the Company for a term of three years. The agreement provides for an annual salary of $300,000, plus customary benefits, plus an annual bonus of up to 100% of base salary, plus an incentive bonus of up to 300% of base salary, subject to performance targets. The letter of intent provides that Mr. Merksamer will purchase from the Company 202,000 shares of the Company's common stock at fair market value as of February 13, 1997, with the Company financing the purchase of 100,000 of such shares by a loan secured by all of the common stock, payable within 20 months and bearing interest at the applicable federal rate. In addition, the letter of intent provides that the Company will grant to Mr. Merksamer the right to purchase up to 190,000 shares of the Company's common stock at an exercise price equal to the fair market value of the common stock as of February 13, 1997. The parties agreed to negotiate a definitive employment contract in good faith by May 15, 1997.

         Effective February 13, 1997, the Company entered into a non-binding letter of intent with E. Peter Healey to employ him as Executive Vice President, Chief Financial Officer and Secretary of the Company for a term of three years. While this letter of intent has not been executed, Mr. Healey has commenced his employment, subject to the parties negotiating a definitive employment contract in good faith. The agreement provides for an annual salary of $200,000, plus customary benefits, plus an annual bonus of up to 75% of base salary, plus an incentive bonus of up to 200% of base salary, subject to performance targets. The letter of intent provides that Mr. Healey will purchase from the Company 100,000 shares of the Company's common stock at fair market value as of February 13, 1997, with the Company financing the purchase of 50,000 of such shares by a loan secured by all of the common stock, payable within 20 months and bearing interest at the applicable federal rate. In addition, the letter of intent provides that the Company will grant to Mr. Healey the right to purchase up to 100,000 shares of the Company's common stock at an exercise price equal to the fair market value of the common stock as of February 13, 1997.


ITEM 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

    10.1 Amendment No. 2 to Second Amended and Restated Revolving Credit
         Agreement

    27   Financial Data Schedule


(b) Reports on Form 8-K

      None filed for the quarter ended February 28, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             BARRY'S JEWELERS, INC.



 Date:   April 21, 1997                      /S/SAMUEL J. MERKSAMER
                                             -----------------------------------
                                             Samuel J. Merksamer
                                             President and
                                             Chief Executive Officer


 Date:   April 21, 1997                      /S/E. PETER HEALEY
                                             -----------------------------------
                                             E. Peter Healey
                                             Executive Vice President and
                                             Chief Financial Officer
                                             (Principal Financial Officer)


 Date:   April 21, 1997                      /S/DANIEL L. FELSENTHAL
                                             ----------------------------------
                                             Daniel L. Felsenthal
                                             Vice President, Finance
                                             (Chief Accounting Officer)