Form 10-K
period 1997-05-31
BARRYS JEWELERS INC /CA/
filed 1997-10-14
CIK 790360

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

                 ANNUAL REPORT PURSUANT to SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended May 31, 1997. Commission File Number 0-15017

                             BARRY'S JEWELERS, INC.
             (Exact name of registrant as specified in its charter)

California                                                    95-3746316
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                             Identification No.)

111 West Lemon Avenue, Monrovia, California                        91016
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code             (626) 303-4741

          Securities registered pursuant to Section 12(b) of the Act:
                                      None

          Securities registered pursuant to Section 12(g) of the Act:
                              Title of each class
                                  Common Stock
                                    Warrants

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.          YES. [X]  NO. [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of September 17, 1997, the aggregate market value of the voting stock held by non-affiliates of the issuer based on the average bid and ask prices of $0.25 and $0.16, respectively, of such common stock was $512,734 based upon an average price of $0.20 multiplied by 2,563,672 shares of common stock outstanding on such date held by non-affiliates.

As of September 17, 1997, the issuer had a total of 4,029,372 shares of common stock outstanding.

        APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution under a plan confirmed by a court. [X] Yes. [ ] No.

PART I
ITEM 1. BUSINESS

                                  INTRODUCTION

INTRODUCTORY NOTE. This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. See "--Private Securities Litigation Reform Act."

THE COMPANY. Barry's Jewelers, Inc. (the "Company," including the operations of its predecessor; see "Selected Financial Data") is a chain of specialty retail jewelry stores generally located in regional shopping malls. The Company's stores offer fine jewelry items in a wide range of styles and prices, with a principal emphasis on diamond and gemstone jewelry. As of May 31, 1997, the Company operated 130 retail jewelry stores, principally in California, Texas, Arizona, North Carolina, Utah, Indiana, Ohio, Colorado, Idaho, and Montana. As measured by the number of retail locations, the Company is one of the larger specialty retailers of fine jewelry in the country. The Company's corporate office is located at 111 West Lemon Avenue, Monrovia, California, 91016, and its telephone number is (626) 303-4741.

EVENTS LEADING UP TO CHAPTER 11. Throughout fiscal 1997, the Company experienced significant operating losses that necessitated the Company's renegotiation of financial covenants and certain other terms contained in its Amended Revolving Credit Agreement (as hereinafter defined in "Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") --
Liquidity and Capital Resources") during the second quarter of fiscal 1997.

        In January 1997, management announced its intent to implement a Company-wide restructuring and other cost savings initiatives during the third and fourth quarters of fiscal 1997. Those initiatives included a plan not to renew leases on twelve stores and closing eighteen to twenty-four under-performing stores with concurrent reductions in overhead at the Company's remaining stores and reduction in corporate expenses. However, the management team of the Company was replaced in February 1997 prior to the full execution of the restructuring and cost savings initiatives. At the end of the third quarter, the Company recorded restructuring charges of approximately $1.3 million primarily related to severance and costs associated with eleven stores closed during the quarter, impairment losses of approximately $2.0 million related principally to impairment of leasehold improvements and fixtures at twenty-six under performing stores and a $1.1 million charge to cost of goods sold to hasten the liquidation of aged inventory in an effort to improve cash flow.

        At the end of the third quarter, due to continued operating losses, the Company was not in compliance with certain financial covenants contained in the Second Amended Revolving Credit Agreement. As a result, the Company was unable to make interest payments to the holders of the Company's 11% Senior Secured Notes due December 22, 2000 (the "Notes"). Additionally, most vendors were not extending terms, and substantially all new merchandise purchases were on a cash basis. Because of these restrictions on cash flow and an inability to renegotiate existing bank debt or raise additional capital through other sources, the Company decided to seek bankruptcy protection.

PROCEEDINGS UNDER CHAPTER 11. On May 11, 1997 (the "Petition Date"), the Company commenced a reorganization case by filing a voluntary petition (the "Chapter 11 Petition") for relief under chapter 11 ("Chapter 11") of title 11 of the United States Code (as amended from time to time, the "Bankruptcy Code") in the United States Bankruptcy Court for the Central District of California, Los Angeles Division (the "Bankruptcy Court"), case number 97-27988-VZ. Management determined that filing of the Chapter 11 Petition would allow the needed time and flexibility to restructure the Company's operations, help assure the continued flow of merchandise to its stores, and provide the time and protection necessary to restructure the Company's funding sources.

        Since the Petition Date, the Company has continued in possession of its properties and, as debtor-in-possession, is authorized to operate and manage its businesses and enter into all transactions (including obtaining services, inventories, and supplies) in the ordinary course of business, or out of the ordinary course of business subject to approval of the Bankruptcy Court, after notice and hearing. A statutory Creditors' Committee and an official Bondholders' Committee have been appointed in the Chapter 11 case, and as of September 17, 1997, an unofficial equity committee was in the process of being formed.

        Subsequent to the filing of the Chapter 11 Petition, the Company sought and obtained several orders from the Bankruptcy Court which were intended to stabilize its business. The most significant of these orders: (1) authorized and extended use of the Company's cash collateral through February 28, 1998 (see "MD&A -- Liquidity and Capital Resources -- Stipulation Authorizing Use of Cash Collateral" for a discussion of the Cash Stipulation (as therein defined)); (2) approved a trade debtor-in-possession ("DIP") financing agreement (the "Trade DIP Financing Agreement"), which allows the Company to obtain its expected merchandise orders of over $50 million on extended trade terms while providing the trade vendors with substantial support for the payment of their accounts receivable; (3) authorized the Company to return approximately $8 million of merchandise to vendors as credit against the vendors' prepetition claims in exchange for at least $11 million of new merchandise on extended trade terms (the "Vendor Return Program"); (4) authorized the Company to obtain merchandise on consignment (the "Consignment Agreement"); and (5) authorized payment of certain prepetition liabilities, principally prepetition wages and employee benefits, and payments for certain prepetition customer and related service claims. See "MD&A" for additional discussion of the Cash Stipulation, the Trade DIP Financing Agreement, the Vendor Return Program and Consignment Agreement.

        The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. As a result of the Chapter 11 Petition filing and circumstances relating to this event, such realization of assets and satisfaction of liabilities is subject to uncertainty. A plan of reorganization could materially change the amounts reported in the accompanying consolidated financial statements, which do not give effect to adjustments to the carrying values of assets and liabilities, which may be necessary as a consequence of a plan of reorganization. The Company's ability to continue as a going concern is contingent upon, among other things, its ability to formulate a plan of reorganization that will be confirmed by the Bankruptcy Court, to achieve satisfactory levels of profitability and cash flow from operations, to maintain compliance with the debtor-in-possession Trade DIP Financing Agreement and terms of the Cash Stipulation, and the ability to obtain sufficient financing sources to meet future obligations.

PRIOR RESTRUCTURING. During 1992, the Company effected a comprehensive restructuring of its long-term debt obligations and capital structure. On February 26, 1992, the Company voluntarily initiated a case under Chapter 11 of the Bankruptcy Code and filed a pre-negotiated Plan of Reorganization in the United States Bankruptcy Court for the Central District of California (the "Court"). On June 19, 1992, the Court entered an order confirming the Company's Amended Plan of Reorganization (the "Prior Reorganization Plan"). The effective date of the Prior Reorganization Plan was June 30, 1992.

STRATEGY. The Company's operating strategy is to provide quality fine jewelry displayed in attractive store locations at affordable prices. To enhance sales, the Company makes credit financing available to qualified customers through its own private label credit card and through various secondary credit sources. The Company's sales capabilities are supported by a trained and knowledgeable sales staff, an automated, centralized credit and collection system for the authorization of credit sales and collection of accounts, and a centralized distribution system to replenish merchandise to the stores.

MERCHANDISE STRATEGY. Under the leadership of the Company's new management team, the Company's merchandising presentation is being expanded to include broader diamond fashion and gold assortments. Management believes that through its vendor partnerships that allow for a large amount of merchandise to be brought in under exclusive consignment arrangements, it should be able to expand these assortments and focus on key categories. As a result, the stores are expected to offer dominant assortments of quality jewelry in the fashion areas, thereby contributing to an enhancement of overall merchandise presentation and of the Company's ability to capture a larger market share.

        On July 22, 1997, the Company reached an agreement with its vendors and creditors regarding the terms of the Trade DIP Financing Agreement, Vendor Return Program, and Consignment Agreement. See "-- Proceedings Under Chapter 11." These vendor programs, along with an increase in available borrowing under the Company's Second Amended Revolving Credit Agreement pursuant to the terms of the Cash Stipulation (see "MD&A -- Liquidity and Capital Resources"), are expected to help management to implement its new merchandise strategy.

MERCHANDISE MIX. The Company is repositioning its merchandising assortments to provide an emphasis in the diamond fashion and gold departments. This is being implemented in addition to the Company's prior focus on bridal product, which accounted for 44% of the Company's sales for the fiscal year ended May 31, 1997.

INVENTORY PURCHASING. Buyers located in the Company's corporate offices purchase most of the stores' merchandise. Each store's inventory is replenished weekly or more often during peak selling seasons. Management believes that centralized merchandise purchasing provides the Company with quality controls and price advantages.

        Three vendors have accounted for 25%, 21%, and 17% of the Company's merchandise purchases for fiscal 1997, 1996, and 1995, respectively. Management believes that the Company's relationship with these three vendors, as well as its other vendors, is good. These vendors, and all vendors key to the Company's new merchandising strategy, have agreed to participate in the Trade DIP Financing Agreement and the Vendor Return Program.

SUPPLY AND PRICE FLUCTUATIONS. The world supply and price of diamonds are influenced considerably by the Central Selling Organization ("CSO"), which is the marketing arm of DeBeers Consolidated Mines, Ltd. ("DeBeers"), a South African company. Through the CSO, over the past several years, DeBeers has supplied approximately 80% of the world demand for rough diamonds, selling to gem cutters and polishers at controlled prices.

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

TRADE NAMES. The Company predominantly operates under four trade names representing 124 of the 130 stores: Hatfield Jewelers, Mission Jewelers, Samuels Jewelers, and Schubach Jewelers. Two other trade names make up the remaining six stores: A. Hirsh & Son Jewelers and The Ringmaker. The Company believes that except for the Samuels Jewelers, Schubach Jewelers, and Mission Jewelers tradenames, the loss of any of the other tradenames would not have a material effect on its business.

STORE PERFORMANCE. The following table sets forth selected data with respect to the Company's operations for the five fiscal years ended May 31, 1997.



                                       1997      1996    1995    1994    1993
------------------------------------------------------------------------------
Number of stores at
 beginning of year                      161      162      144      144     145
    Acquired during the year             --       --       15       --      --
    Opened during the year               17        7        8        1      --
    Closed during the year(1)           (48)      (8)      (5)      (1)     (1)
                                       ----      ----     ----    ----     ----
Total at year end                       130      161      162      144     144

Percentage increase (decrease)
 in sales of comparable stores(2)     (10.0)%    2.2%    11.0%     7.4%    9.1%

Average sales per comparable
 store (in thousands)(2)              $ 709    $ 905    $ 871    $ 792   $ 736

----------
   (1) The 48 stores closed during fiscal 1997 are comprised of 33 stores closed on or about May 11, 1997, as part of the Company's Chapter 11 Petition filing; 11 stores closed in connection with the restructuring, announced in January 1997, and 4 other stores closed during the year.
   (2) Comparable stores are stores that were open for the same period in both the current and preceding years.

CREDIT PROGRAM. The Company's credit policy is intended to complement its overall sales strategy. The principal objective is the extension of credit to those customers which will produce the most reasonable rate of return. The Company also offers credit insurance to its customers. This insurance program, underwritten by a major insurance company, generally provides coverage for life, disability, unemployment and loss of property.

           Sales under the Company's credit program accounted for approximately 56% of fiscal 1997 sales, net of down payments. Payment periods for the credit sales generally range from 24 to 36 months. Customers may also purchase jewelry for cash and by using major national credit cards.

SEASONALITY. The level of success of the Company is heavily dependent each year on the success of its Christmas selling season, which in turn depends on many factors beyond the Company's control, including the general business environment and competition in the industry. Sales during the Christmas season (which includes the period from the day following Thanksgiving day to December 31) generally account for approximately 25% of net sales and all or nearly all of annual earnings. For the Christmas selling season during fiscal 1997, net sales were $32.4 million.

           As previously discussed, the Company experienced significant operating losses during fiscal 1997, including an operating loss of $6.8 million for the third quarter ended February 28, 1997. Not since the Company's Prior Reorganization has it failed to report net income for the third quarter, which includes the Christmas selling season.

COMPETITION. The retail jewelry industry is highly competitive. It is estimated that there are approximately 35,000 retail jewelry stores in the United States, most of which are independently operated and not part of a major chain. Numerous companies, including publicly and privately held independent stores and small chains, department stores, catalog showrooms, direct mail suppliers, and TV shopping networks, provide competition on a national and regional basis. The malls and shopping centers where many of the Company's stores are located typically contain several other national chain or independent jewelry stores as well as one or more jewelry departments located in the "anchor" department stores. Certain of the Company's competitors are substantially larger than the Company and have greater financial resources.

           Management believes that the primary elements of competition in the retail jewelry business are quality of personnel, level of customer service, breadth, depth, price and quality of merchandise offered, credit terms and store location and design. Management believes that the Company has been unable to compete successfully in recent years because of its failed merchandising programs, poor credit underwriting practices, cash flow constraints, excessive collection costs, poor inventory controls and below-average percentage of consignment inventory, executive turnover, restrictive financing arrangements, ineffective investment in technology and the resultant excessive administrative costs. In addition, the Company believes that, as the jewelry retailing industry consolidates, the ability to compete effectively may become increasingly dependent on volume purchasing capability, regional market focus, superior management information systems, and the ability to provide customer service through trained and knowledgeable sales staffs. However, the competitive environment is often affected by factors beyond a particular retailer's control, such as shifts in consumer preferences, economic conditions, population and traffic patterns.

EMPLOYEES. At May 31, 1997, the Company had 1,171 full- and part-time employees. Unions represented 26 employees, or 2% of the Company's employees, at such date. Union contracts covering these employees expired on August 31, 1996; however, negotiations to renew the contract are continuing. The Company believes it provides working conditions and wages that compare favorably with those offered by other retailers in the industry and that its employee relations are good. The Company has never experienced any material labor unrest, disruption of operations or strikes.

PRIVATE SECURITIES LITIGATION REFORM ACT. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included under the captions "Business -- Proceedings Under Chapter 11" and "Management's Discussion and Analysis of Financial
Condition and Results of Operations" and in other parts of this Form 10-K and other materials filed or to be filed by the Company with the Securities and Exchange Commission contain statements that are forward-looking, such as statements relating to the Company's Vendor Return Program, Consignment Merchandise Agreement, Trade DIP Financing Agreement, among others. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, the risk of continuing losses and cash flow constraints despite the Company's efforts to improve operations, including: the Vendor Return Program, the Consignment Merchandise Agreement, and Trade DIP Financing Agreement such that the Company will be able to purchase inventory for the 1997 holiday season and thereafter, and attain credit support from its creditors and vendors; failure to negotiate acceptable payment terms with creditors, vendors and landlords; and failure to have its plan for reorganization confirmed.

ITEM 2.    PROPERTIES

           The Company leases all its retail stores. Stores range in size from approximately 577 square feet to 3,690 square feet. Store leases generally have an initial term of five to fifteen years and will expire at various dates through 2007. Currently, leases at 11 stores have expired, the stores are occupied on a month-to-month basis. Some leases contain renewal options for periods ranging from five to ten years on substantially the same terms and conditions as the initial lease. Under most of the store leases, the Company is required to pay taxes, insurance, and its pro rata share of common area and maintenance expenses. Most of the leases also require the Company to pay the greater of a specified minimum rent or a contingent rent based on a percentage of sales as defined.

           The Company leases approximately 38,000 square feet for its headquarters location under a lease expiring in 2005. Certain shareholders and former officers of the Company hold an interest in the Company's headquarters property.

           Under section 365(d)(4) of the Bankruptcy Code, unless otherwise ordered by a bankruptcy court, a Chapter 11 debtor must assume all leases of non-residential property within 60 days of its Chapter 11 filing or such leases will be deemed rejected. By order of the Bankruptcy Court, the Company obtained an extension of time within which to assume or reject its non-residential real property leases through and including November 7, 1997, for the headquarters' lease and January 30, 1998, for the store leases, or such later date(s) as the Bankruptcy Court may order.

           Consistent with its responsibility to its creditors, the Company intends to continue to evaluate on an ongoing basis the terms of its non-residential real estate leases to determine whether to take any further actions with respect to the leases, including assuming or rejecting leases in the Chapter 11 proceedings, terminating leases, allowing leases to expire, renegotiating existing leases and entering into new leases. The Company is continuing to focus on eliminating unproductive stores. See "MD&A." In connection with such ongoing evaluation, since the commencement of the Company's Chapter 11 case, the Company has rejected 36 retail store leases, including a lease for a store the Company never opened and one lease which had expired. Two of the 36 lease rejections occurred after May 31, 1997. As of September 17, 1997, the Company was operating 128 retail stores in the following states:



                                        Number of
                    State               Stores
                    -----               ---------
                    California             33
                    Texas                  32
                    Arizona                 7
                    North Carolina          7
                    Utah                    7
                    Indiana                 6
                    Ohio                    6
                    Colorado                5
                    Idaho                   5
                    Montana                 5
                    Others                 15
                                        --------
                    TOTAL                 128
                                        ========





ITEM 3.    LEGAL PROCEEDINGS

           Pursuant to section 362 of the Bankruptcy Code, during the Chapter 11 case, creditors and other parties in interest may not, without court approval,
(i) commence or continue a judicial, administrative or other proceeding against the Company which was or could have been commenced prior to the commencement of the Chapter 11 case, or recover a claim that arose prior to the commencement of the Chapter 11 case; (ii) enforce any pre-petition judgment against the Company;
(iii) take any action to obtain possession of property of the Company or to exercise control over property of the Company or its estate; (iv) create, perfect or enforce any lien against property of the Company; (v) collect, assess, or recover claims against the Company that arose before the commencement of the Chapter 11 case; or (vi) offset any debt owing to the Company that arose prior to the commencement of the Chapter 11 case against a claim of such creditor or party in interest against the Company that arose before the commencement of the Chapter 11 case.

           As a result of the foregoing, all pre-petition claims asserted or assertable against the Company have been automatically stayed.

           The nature of a Chapter 11 case is to have all claims against and interest in the Company resolved. Accordingly, the Bankruptcy Court ordered that any entity desiring to participate in any distribution in the Chapter 11 case must either have been previously properly scheduled by the Company or file a proof of claim with the Bankruptcy Court on or before October 31, 1997. The Company will evaluate proofs of claims filed during the Chapter 11 case.

           The Company filed a motion requesting that the Bankruptcy Court extend the exclusive periods during which only the Company may file a plan of reorganization and solicit acceptances thereto on such plan to February 27, 1998 and April 27, 1998. On September 24, 1997, the Bankruptcy Court granted the Company's motion.

           In addition, the Company filed a motion with the Bankruptcy Court requesting that the Bankruptcy Court approve employment agreements entered into between the Company and its new management team. On September 24, 1997, the Bankruptcy Court granted the Company's motion.

           The Company is, from time to time, involved in routine litigation incidental to the conduct of its business. The Company believes that no litigation currently pending against it will have a material adverse effect on its financial position or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION. As a result of the Company's bankruptcy proceedings and its failure to maintain certain minimum listing requirements, the Company's Common Stock was delisted from NASDAQ on July 14, 1997 and is currently traded on the pink sheets. In November 1994, a one-for-five reverse stock split of the Company's Common Stock was effected; all share and per share data in this Form 10-K have been restated to reflect such reverse stock split. For each quarter of the fiscal years ended May 31, 1997 and 1996, the high and low bid prices per share were:


     FISCAL 1997              HIGH              LOW
     -----------            --------          --------
     First                  $  4.875          $  2.750
     Second                 $  3.875          $  2.188
     Third                  $  2.625          $  1.125
     Fourth                 $  2.188          $  0.219

     FISCAL 1996
     -----------
     First                  $  4.625          $  2.875
     Second                 $  5.875          $  3.750
     Third                  $  4.125          $  3.125
     Fourth                 $  4.875          $  3.000


WARRANTS. Beginning in July 1992, the Company's warrants commenced trading in the over-the-counter market on NASDAQ. Since then, the trading volume has been very low, and the reported high and low bid prices for the fiscal year ended May 31, 1997 were $0.375 and $0.0625, respectively. The Company's warrants were also delisted from NASDAQ on July 14, 1997.

HOLDERS. Management believes that there are approximately 200 beneficial owners of Common Stock as of September 17, 1997.

DIVIDENDS. The Company has paid no cash dividends on its Common Stock during the past three fiscal years and management does not anticipate that it will do so in the foreseeable future. Currently, the Company is prohibited from paying any cash dividends under the terms of its Second Amended Revolving Credit Agreement and the indenture governing the Notes.

ITEM 6.    SELECTED FINANCIAL DATA

           The following tables set forth selected financial data of the Company (through the effective date of the Prior Reorganization Plan, referred to as "Predecessor") as of and for the month ended June 30, 1992, and the Company (referred to as such following the effective date of the Prior Reorganization
Plan) as of and for the years ended May 31, 1997, 1996, 1995, and 1994 and the eleven months ended May 31, 1993. The data should be read in conjunction with the financial statements, related notes and other financial information included herein.

                  SELECTED CONSOLIDATED FINANCIAL DATA
                (in thousands, except for per share data)

                                                                                    ELEVEN
                                                                                    MONTHS   PREDECESSOR(1)
                                                FOR THE YEARS ENDED MAY 31,         ENDED    --------------
                                           --------------------------------------   MAY 31,    MONTH ENDED
                                              1997    1996       1995      1994      1993     JUNE 30, 1992
                                           --------  --------  --------  --------  --------  --------------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
  Net Sales                                $130,446  $140,145  $136,055  $114,023  $ 99,270     $ 7,070
  Finance and credit insurance fees          13,900    16,008    15,681    14,487    13,037       1,229
                                           --------  --------  --------  --------  --------     -------
                                            144,346   156,153   151,736   128,510   112,307       8,299
                                           --------  --------  --------  --------  --------     -------
    Operating (loss) income(2)(3)           (29,741)    8,651    11,670    10,294     5,764        (541)
                                           --------  --------  --------  --------  --------     -------
  Interest expense, net                      12,745    11,146     9,764     7,746     6,401         644
  Reorganization costs                        2,322       --        --        --        --          --
  Provision for income taxes                    284       288       --      1,009       --          --
                                           --------  --------  --------  --------  --------     -------
    (Loss) income before extraordinary
      item                                  (45,092)   (2,783)    1,906     1,539      (637)     (1,185)
                                           --------  --------  --------  --------  --------     -------
  Extraordinary items(4)(5)                    (876)      --        --        --        --       49,229
                                           --------  --------  --------  --------  --------     -------
    Net (loss) income                      $(45,968) $ (2,783) $  1,906  $  1,539  $   (637)    $48,044
                                           ========  ========  ========  ========  ========     =======
PER SHARE DATA:(6)
  (Loss) income before extraordinary
    item                                   $ (11.25) $  (0.70) $   0.48  $   0.53  $  (0.32)    $ (1.19)
                                           ========  ========  ========  ========  ========     =======
  Extraordinary items(4)(5)                $  (0.22) $    --   $    --   $    --   $    --      $ 49.21
                                           ========  ========  ========  ========  ========     =======
  Net (loss) income                        $ (11.47) $  (0.70) $   0.48  $   0.53  $  (0.32)    $ 48.02
                                           ========  ========  ========  ========  ========     =======
  Weighted average number of common
    and common equivalent shares
    outstanding                               4,007     3,978     3,969     2,902     2,008       1,000
                                           ========  ========  ========  ========  ========      ======

                                                               MAY 31,
                                           ------------------------------------------------
                                             1997      1996      1995      1994      1993
                                           --------  --------  --------  --------  --------
CONSOLIDATED BALANCE SHEET DATA:
  Current assets                           $105,390  $127,075  $127,208  $107,876  $106,816
  Working capital                            99,482   117,819   109,873    94,660    89,470
  Total assets                              123,483   145,875   144,959   122,252   119,200
  Total debt(7)                             130,271   103,579    92,368    75,935    90,251

----------

(1) "Predecessor" includes the consolidated results of the Company and its subsidiaries for the month of June 1992, and reflects the settlement of liabilities in accordance with the Prior Reorganization Plan.

(2) Operating (loss) income for the fiscal year ended May 31, 1997, eleven months ended May 31, 1993, and the month ended June 30, 1992, include $1,336, $100, and $450, respectively, of restructuring expenses.

(3) Operating (loss) income for the fiscal year ended May 31, 1997, includes $3,947 for impairment loss, and $3,033 for inventory valuation.

(4) The year ended May 31, 1997, includes an extraordinary loss of $876 or $0.22 per share, incurred in connection with the early extinguishment of the Company's Securitization Facility. See "MD&A -- Liquidity and Capital Resources."

(5) The month ended June 30, 1992, includes an extraordinary gain of $49,229 ($49.21 per share), which represents the gain on cancellation of Predecessor 12-5/8% Subordinated Notes and related accrued interest, net of write-off of deferred debt expenses, in connection with the Prior Reorganization Plan.

(6) In November 1994, a one-for-five reverse stock split of the Common Stock was effected; share and per share data have been restated to reflect such reverse stock split.

(7) As of May 31, 1997, total debt includes liabilities subject to compromise under reorganization proceedings.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PRIVATE SECURITIES LITIGATION REFORM ACT. This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. See "Business -- Private Securities Litigation Reform Act."

OVERVIEW. The following discussion presents information about the financial condition, liquidity and capital resources, and results of operations of the Company as of and for the fiscal years ended May 31, 1997, 1996, and 1995. This information should be read in conjunction with the audited consolidated financial statements of the Company and the notes thereto.

           Throughout fiscal 1997, the Company experienced significant operating losses that necessitated the Company's renegotiation of financial covenants and certain other terms contained in its Amended Revolving Credit Agreement (see "--Liquidity and Capital Resources") during the second quarter of fiscal 1997.

           In January 1997, management announced its intent to implement a Company-wide restructuring and other cost savings initiatives during the third and fourth quarters of fiscal 1997. Those initiatives included a plan not to renew leases on twelve stores and closing eighteen to twenty-four under-performing stores with concurrent reductions in overhead at the Company's remaining stores and reduction in corporate expenses. However, the management team of the Company was replaced in February 1997 prior to the full execution of the restructuring and cost savings initiatives. At the end of the third quarter, the Company recorded restructuring charges of approximately $1.3 million primarily related to severance and costs associated with eleven stores closed during the quarter, impairment losses of approximately $2.0 million related principally to impairment of leasehold improvements and fixtures at twenty-six under performing stores, and a $1.1 million cost of goods sold charge to hasten the liquidation of aged inventory in an effort to improve cash flow.

           At the end of the third quarter, due to continued operating losses, the Company was again not in compliance with certain financial covenants contained in the Second Amended Revolving Credit Agreement (see "-- Liquidity and Capital Resources"). As a result, the Company was unable to make interest payments to the holders of the Notes. Additionally, most vendors were not extending terms and substantially all new merchandise purchases were on a cash basis. Because of these restrictions on cash flow and an inability to renegotiate existing bank debt or raise additional capital through other sources, the Company decided to seek bankruptcy protection. See "Business -- Proceedings Under Chapter 11."

FISCAL YEAR ENDED MAY 31, 1997 ("FISCAL 1997") COMPARED WITH FISCAL YEAR ENDED MAY 31, 1996 ("FISCAL 1996")

           Net sales in fiscal 1997 were $130.4 million, a decrease of $9.7 million, or 7%, from net sales of $140.1 million in fiscal 1996. The decrease was the combined result of the closure of the 48 stores and a decrease of 10% in sales of comparable stores (those open for the same period in both the current and preceding years) versus the prior year. The comparable store sales decrease was due in part to implementation of a value-pricing strategy commenced earlier in the fiscal year. Additionally, net sales were adversely impacted by late receipt of merchandise in the stores for the Christmas selling season, which resulted in excessive stock outs as well as an increase in the sales mix of promotionally priced merchandise and competitive discounts.

           Finance and credit insurance charges on credit sales in fiscal 1997 were $13.9 million, a decrease of $2.1 million, or 13%, from the prior year primarily due to a decrease in the average total outstanding customer receivables.

           Cost of goods sold, buying and occupancy expenses were 71% of net sales for fiscal 1997 compared to 60% for the prior year. The gross margin percentage declined in fiscal 1997 primarily as a result of the Company's value-pricing strategy, and the sales mix of promotionally priced merchandise and competitive discounts. In connection with the change in merchandising strategy as developed by the Company's new management team, an inventory valuation allowance of approximately $3.0 million was established as of May 31, 1997. The allowance reduces the carrying value of ending inventory to its estimated net realizable value.

           Selling, general and administrative expenses were $57.0 million, an increase of $5.1 million, or 10%, from the prior year, primarily due to increases in the costs of advertising, professional services, and shipping. Selling, general and administrative expenses increased as a percentage of net sales to 44% in fiscal 1997 from 37% for the fiscal 1996. The increase as a percentage of net sales is attributable to a combination of the decline in net sales and the increase in total expense.

           The provision for doubtful accounts was $18.8 million, an increase of $7.0 million from the prior year. The provision was approximately 14% and 8% of net sales for fiscal 1997 and 1996, respectively. The increase of such provision was primarily due to an additional provision for customer receivables from closed stores, and a general provision increase as a result of an overall analysis of portfolio performance.

           The Company recorded approximately $1.3 million of restructuring expenses during fiscal 1997. The restructuring expenses consist primarily of severance and store closing costs at 11 stores.

           The Company recognized an impairment loss of approximately $3.9 million as a result of impaired leasehold improvements and fixtures at 37 closed stores, as well as impaired computer equipment and software related to the Company's merchandise management and point-of-sale systems.

           Interest expense was $12.7 million, an increase of $1.6 million from the prior year. Such increase was a result of higher average interest rates on the Company's long-term debt, and $325,000 of additional interest expense charged during the third quarter of fiscal 1997 in connection with obtaining an amendment to the Company's Amended Revolving Credit Agreement as discussed in "-- Liquidity and Capital Resources." The Company also recorded $876,000 of extraordinary charges due to the write-off deferred finance fees in connection with the early extinguishment of its Securitization Facility during the first quarter of fiscal 1997.

FISCAL 1996 COMPARED WITH FISCAL YEAR ENDED MAY 31, 1995 ("FISCAL 1995")

           Net sales in fiscal 1996 were $140.1 million, an increase of $4.1 million, or 3%, from net sales of $136.1 million in fiscal 1995. The increase was the combined result of the full operation of the 23 new stores opened in the prior year and an increase of 2% in sales of comparable stores (those open for the same period in both the current and preceding years) versus the prior year.

           Finance and credit insurance charges on credit sales in fiscal 1996 were $16.0 million, an increase of $327,000, or 2%, from the prior year primarily due to an increase in the average total outstanding customer receivables.

           Cost of goods sold, buying and occupancy expenses were 60% of net sales for fiscal 1996, compared to 58% for the prior year. The gross margin percentage declined in fiscal 1996 primarily due to increased competitive pressure in the retail jewelry industry.

           Selling, general and administrative expenses were $52.0 million, an increase of $1.0 million, or 2%, from the prior year, primarily due to approximately $972,000 of expenses related to the settlement of legal actions and fees related to the sale of 1.5 million shares of the Company's stock by Wells Fargo Bank to private investors. Such increases were more than offset by the increase in net sales. Selling, general and administrative expenses declined as a percentage of net sales to 37% in fiscal 1996 from 38% for fiscal 1995.

           The provision for doubtful accounts was $11.8 million, an increase of $1.6 million from the prior year. The provision was approximately 8% of net sales for fiscal 1996 and 1995.

           Interest expense was $11.1 million, an increase of $1.4 million, or 14%, from the prior year. Such increase was a result of a higher average interest rate on the Company's long-term debt, higher average borrowings to finance the higher inventory per store, and the write-off of $232,000 of deferred financing fees relating to redemption of the Notes as discussed in "-- Liquidity and Capital Resources."

           The Company's provision for income taxes was $288,000. The provision primarily reflects the increase in the valuation allowance against certain deferred income tax assets based on management's estimates of the realization of these net deferred income tax assets.

                               FINANCIAL CONDITION

CREDIT PROGRAM. The Company offers its merchandise sales on credit terms to qualified customers. The Company's policy is to attempt to obtain a cash down payment on all credit sales, with monthly payments established such that the payment of the credit balance will occur, generally, over a period ranging from 24 to 36 months. The Company's customer receivables are revolving charge accounts. The Company currently collects (and has historically collected) approximately 10% of its customer receivable balances each month. Sales under the Company's credit program accounted for approximately 56% of fiscal 1997 sales, net of down payments. As of May 31, 1997 and May 31, 1996, the aggregate customer receivables balances were $64.9 million and $79.7 million, respectively. Aggregate credit collections during the twelve months ended May 31, 1997 were $84.7 million.

           During the third quarter of fiscal 1997, the Company changed its customer receivable write-off policy. Previously, the Company would fully reserve for accounts that fell within certain aged parameters but would continue internal collection efforts until such time as a determination was made that the accounts should be written off against the allowance for doubtful accounts, generally when the account was more than 29 months contractually delinquent. With the change in policy, the internal collection efforts for these fully reserved accounts has been discontinued and the accounts are being sent to outside collection agencies, generally within 6 months of becoming delinquent, at which time the account balances are written off against the allowance for doubtful accounts. The Company adopted this change as a result of its cost savings initiatives in an effort to reduce internal collection and other expenses. Concurrent with this change, the Company accelerated the write-off of approximately $6.8 million of customer accounts against the allowance for doubtful accounts.


INVENTORY. At May 31, 1997, inventory was approximately $44.4 million, gross of a valuation allowance of $3.0 million, a decrease of approximately $10.2 million from May 31, 1996. This decrease is primarily due to fewer stores at May 31, 1997 compared to last year together with the inability of the Company to obtain adequate levels of inventory as a result of cash flow constraints.

LIABILITIES SUBJECT TO COMPROMISE UNDER REORGANIZATION PROCEEDINGS. As discussed previously, the Company filed a voluntary petition for relief under Chapter 11. Under Chapter 11, actions to enforce certain claims against the Company are stayed if the claims arose or are based on events that occurred on or before the Petition Date. The ultimate terms of settlement of these claims will be determined in accordance with a plan of reorganization that requires approval of the impaired prepetition creditors and shareholders and confirmation by the Bankruptcy Court.

           Until a plan of reorganization is confirmed by the Bankruptcy Court, only such payments on prepetition obligations that are approved or required by the Bankruptcy Court will be made. Pursuant to the Cash Stipulation, the Company is making contractual interest payments to its lenders. At May 31, 1997, $130.3 million was the amount established as liabilities subject to compromise under reorganization proceedings. Other liabilities may arise or be subject to settlement as a result of rejection of executory contracts and unexpired leases, or the Bankruptcy Court's resolution of claims for contingencies and other disputed amounts.

                         LIQUIDITY AND CAPITAL RESOURCES

GENERAL. The Company's operations require working capital to fund the purchase of inventory, lease payments, and the funding of normal operating expenses. The seasonality of the Company's business requires a significant build-up of inventory for the Christmas holiday selling period. These seasonal inventory needs generally must be funded during the late summer and fall months because of the necessary lead-time to obtain additional inventory. Additionally, the heavy holiday selling period leads to a seasonal build-up of customer receivables that must be funded during the winter and spring months.

           The Company reported cash flow from operating activities of approximately $8.3 million for the fiscal year ended May 31, 1997, as compared to cash flows used by operating activities of approximately $6.0 million and $9.6 million for the fiscal years ended May 31, 1996 and 1995, respectively. The Company's positive cash flow for fiscal 1997 resulted primarily from several large non-cash charges recorded in connection with impaired assets, inventory valuation allowance, and additional provision for bad debts at the Company's closed stores. Additionally, the Company's inventory decreased by approximately $10.2 million, and accounts payable and accrued liabilities increased by approximately $6.7 million and $9.7 million, respectively, for the fiscal year ended May 31, 1997.

           In addition, the Company requires working capital to fund capital expenditures. Capital expenditures for fiscal 1997, 1996 and 1995 were $7.2 million, $4.5 million, and $6.5 million, respectively. Such expenditures were made primarily in connection the opening of seventeen new stores and the remodeling of twelve stores during fiscal 1997, and the opening of seven new stores and remodeling of fourteen stores during fiscal 1996, and opening of eight new stores and the acquisition of fifteen stores during fiscal 1995.

           As of May 31, 1997, the Company had $7.3 million of cash and cash equivalents as a result of the Chapter 11 filing and the prohibition on payments of prepetition debt. Approximately $1.3 million of the Company's cash and cash equivalents at May 31, 1997 was restricted pursuant to the terms of the Cash Stipulation.

           Inherent in a successful plan of reorganization is a capital structure that permits the Company to generate sufficient cash flow after reorganization to meet its restructured obligations and to fund the current obligations of the reorganized Company. Under the Bankruptcy Code, the rights of and ultimate payment to prepetition creditors may be substantially altered and eliminated as to some classes of creditors. At this time, it is not possible to predict the outcome of the Chapter 11 filing or its effects on the business of the Company, or on the interests of the creditors or shareholders.

FINANCING TRANSACTIONS. On December 21, 1995, the Company entered into an accounts receivable securitization facility (the "Securitization Facility"). In connection with the Securitization Facility, the Company also entered into an amended and restated revolving credit facility (the "Revolving Credit Agreement"), which amended the original December 1993 agreement. In addition, proceeds of the initial loan under the Securitization Facility were used in part to repay at par $20 million of the Company's $70 million in outstanding Notes.

           On July 26, 1996, the agent under the Securitization Facility advised the Company that it wished to terminate the commitment under the Securitization Facility. On August 30, 1996, the Company entered into an amended and restated revolving credit agreement with First National Bank of Boston ("FNBB", the "Amended Revolving Credit Agreement"), which has a term of three years and contains various restrictive and financial covenants.

           Proceeds of the initial funding under the Amended Revolving Credit Agreement in the amount of approximately $41.2 million were used to refinance the Company's obligations under the Securitization Facility, following which the Securitization Facility was terminated. In addition, upon consummation of the Amended Revolving Credit Agreement, the Company paid fees of approximately $2.3 million, which were deferred and are being amortized. On August 30, 1996, the indenture governing the Notes was also amended to the extent required to permit the consummation of the Amended Revolving Credit Agreement and the termination of the Securitization Facility.

           On January 27, 1997, the Company's Amended Revolving Credit Agreement was amended again (the "Second Amended Revolving Credit Agreement"), and the bank waived the Company's non-compliance with certain financial covenants therein for the quarter ended November 30, 1996 and reduced its commitment to lend to the Company from $85 million to $70 million as of January 27, 1997. Outstanding borrowings bear interest at the agent bank's reference rate plus 1.5% unless an Event of Default (as defined in the Second Amended Revolving Credit Agreement) has occurred and is continuing, or is not waived, in which case such outstanding borrowings bear interest at 2.0% above the rate otherwise payable.

           The Second Amended Revolving Credit Agreement required the Company to comply with certain customary financial covenants and restrictions, some of which were adjusted in the January amendment to take into account the various charges incurred in connection with the Company's restructuring and cost savings initiatives implemented during the third and fourth quarters of fiscal 1997. The Company failed to meet certain financial covenants contained in the Second Amended Revolving Credit Agreement as of February 28, 1997, which constituted an Event of Default under the Second Amended Revolving Credit Agreement. The Event of Default prohibited the Company from paying the interest due on April 30, 1997 on the Notes.

           Commencement of the Chapter 11 case has automatically stayed any actions to enforce collection of amounts owed by the Company to the holders of the Second Amended Revolving Credit Agreement and Notes. Concurrent with the Chapter 11 proceedings, the commitment to lend under the Second Amended Revolving Credit Agreement was terminated. The Company had $57.9 million outstanding on the Petition Date and at May 31, 1997.

           As of May 31, 1997, the Company had approximately $57.9 million of borrowings outstanding under its Second Amended Revolving Credit Agreement and $50 million outstanding on the Notes. The Company had $3.2 million of interest payable on the Notes. This amount represented the semi-annual interest payment that was due on April 30, 1997, but was not paid, plus accrued interest through May 31, 1997. The Company's average interest rates on its borrowings under the Second Amended Revolving Credit Agreement and Notes were 13.3% and 11.0%, respectively, for the fiscal year ended May 31, 1997.

STIPULATION AUTHORIZING USE OF CASH COLLATERAL. On May 14, 1997, the Company received interim approval of the Bankruptcy Court of an Agreement to Use Cash Collateral. The Company operated under that agreement until July 22, 1997, at which time it received final court approval of an Amended and Restated Stipulation Pursuant to Sections 361 and 363 of the Bankruptcy Code Authorizing Debtor's Use of Cash Collateral and Granting Adequate Protection to Collateral Agent, Lenders and Bondholders (the "Cash Stipulation"). Pursuant to the terms of the Cash Stipulation, through February 28, 1998, the lenders agreed to allow the Company to utilize the cash collateral generated by operations rather than paying down any of the $57.9 million outstanding balance. This cash collateral agreement requires the Company to, among other things, comply with a modified borrowing base. The modified borrowing base increased the cash collateral availability under the Company's Second Amended Revolving Credit Agreement by increasing the advance rate to 82% of eligible accounts receivable, as defined, and to 45% of eligible inventory, as defined, subject to various reductions stipulated in the Cash Stipulation.

DEBTOR-IN-POSSESSION TRADE FINANCING AGREEMENT AND VENDOR RETURN PROGRAM. On July 22, 1997, the Company reached an agreement with its vendors and creditors regarding the terms of the Trade DIP Financing Agreement. Pursuant to such agreement, the Company should be able to obtain its expected orders for over $50 million of new merchandise on extended trade terms, without having to pay the high fees and interest charges that normally accompany a DIP loan. The vendors are protected from credit exposure through a $2 million trade trust and a $4 million subordination provided by certain holders of the Company's Notes.

           In addition, the agreement allows the Company to exchange up to approximately $8 million of slow-moving merchandise for at least $11 million of fresh inventory on extended trade terms.

CONSIGNEE AGREEMENT. As part of the Company's plan of reorganization, management has sought to increase the level of consigned merchandise. Toward this end, the Company received Bankruptcy Court approval of its Consignment Agreement on July 22, 1997. Pursuant to the terms of the Consignment Agreement, the Company's vendors will commit to maintain a specified minimum amount of consigned merchandise. The Company shall hold such merchandise for sale in the ordinary course of its business and is responsible for insuring the consignment merchandise for its full value and against all risks of loss. The Company is required to report all consignment merchandise sales on a weekly basis, and to pay all invoices within specified trade payment terms, generally 30 days from receipt of invoice, as set forth in the Consignment Agreement.

TAX LOSS CARRYOVERS. At May 31, 1997, the Company had a net operating loss carryforward for federal income tax purposes of $61.7 million, which is scheduled to expire in the years May 31, 2006 through May 31, 2012. Of this $61.7 million, approximately $14 million is scheduled to expire in the years May 31, 2006 through May 31, 2008, and is subject to the limitations imposed under
Section 382 of the Internal Revenue Code of 1986, as amended (the "IRC").

           Section 382 of the IRC provides a limitation ("Section 382 limitation") on the use of net operating loss carryovers, net operating losses, and certain built-in losses and deduction items of a loss corporation that has an ownership change. For financial statement purposes, utilization of a net operating loss, under Section 382 of the IRC, is recorded as a credit to common stock.

           The balance of the net operating losses, approximately $47.7 million, is not subject to the limitations imposed under Section 382 of the IRC, and is scheduled to expire through May 31, 2012.

           At May 31, 1997 and 1996, the Company has recorded a noncurrent deferred tax asset of $72,000 and $122,000, respectively, representing alternative minimum tax ("AMT") credit carryforwards. Unlike net operating loss carryforwards, the AMT credit has an indefinite carryforward period, as it will be available to reduce the Company's regular tax liability in any future year.

QUARTERLY RESULTS OF OPERATIONS. The following is a summary of the unaudited quarterly results of operations for the years ended May 31, 1997 and 1996:


                             QUARTERLY INFORMATION
                (Unaudited, in thousands, except per share data)

                                            May 31,         February 28,       November 30,       August 31,
Quarter Ended                                1997               1997               1996              1996
-------------------------------------------------------------------------------------------------------------
1997
Net sales, finance and credit
  insurance fees                          $ 28,886            $52,829             $32,797            $29,834
Cost of goods sold, buying and
  occupancy                                 24,237             32,022              19,349             17,394
Restructuring expense                           --              1,336                  --                --
Impairment loss                              1,977              1,970                  --                 --
Loss before reorganization costs,
  income taxes and extraordinary loss      (24,142)            (6,818)             (6,655)            (4,871)
Reorganization costs                         2,322                 --                  --                 --
Net loss before extraordinary item              --                 --                  --             (4,871)
Extraordinary item                              --                 --                  --               (876)
Net loss                                  $(26,748)           $(6,818)            $(6,655)           $(5,747)
-------------------------------------------------------------------------------------------------------------
Loss per share before extraordinary item        --                 --                  --            $ (1.22)
Loss per share                            $  (6.64)           $ (1.70)            $ (1.66)           $ (1.44)
-------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding          4,029              4,001               3,999              3,999
-------------------------------------------------------------------------------------------------------------
Common stock price per share:   High      $   2.19            $  2.63             $  3.88            $  4.88
                                Low       $   0.22            $  1.13             $  2.19            $  2.75


                                            May 31,         February 29,       November 30,       August 31,
                                             1996               1996               1995              1995
-------------------------------------------------------------------------------------------------------------
1996
Net sales, finance and credit
  insurance fees                          $ 33,370            $54,872             $36,995           $30,916
Cost of goods sold, buying and
  occupancy                                 20,210             27,865              19,305            16,389
Net (loss) income                         $ (4,489)           $ 3,159             $  (447)          $(1,006)
-------------------------------------------------------------------------------------------------------------
(Loss) income per share                   $  (1.12)           $  0.79             $ (0.11)          $ (0.25)
-------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding          3,999              3,974               3,969             3,969
-------------------------------------------------------------------------------------------------------------
Common stock price per share:   High      $   4.88            $  4.13             $  5.88           $  4.63
                                Low       $   3.00            $  3.13             $  3.75           $  2.88



INFLATION. The impact of inflation on the cost of merchandise (including gems and metals), labor, occupancy and other operating costs can affect the Company's results. For example, most of the Company's leases require the Company to pay rent, taxes, maintenance, insurance, repairs and utility costs, all of which are subject to inflationary pressures. To the extent permitted by competition, in general the Company passes increased costs to the customer by increasing sales prices over time.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

           Not applicable.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           The Financial Statements and Financial Statement Schedule of the Company and the reports of independent auditors are listed at Item 14 and are included beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

BOARD OF DIRECTORS

     Set forth below is biographical information for each of the nominees to the Board of Directors of the Company.

           David W. Cochran, 51, has been a director of the Company since June 1992. From December 1978 to November 1994, Mr. Cochran was President, Chief Executive Officer and a Principal of R.F. Simmons Company, Inc., a jewelry manufacturer. From November 1994 to October 1995, Mr. Cochran was President and Chief Executive Officer of Simmons & Company, Inc., a jewelry manufacturer. Mr. Cochran is currently the President and Chief Executive Officer of Riverbank Associates, Inc., a real estate investment company, which position he has held since December 1995, and the Chairman of Page Walker & Co., a jewelry manufacturer, which position he has held since January 1993. Mr. Cochran is a consultant to G. Austin Young Co., dba Attleboro Jewelry Makers, a retail outlet representing 20 jewelry and gift manufacturers.

           William D. Eberle, 74, has been Chairman of the Company since August 1996. Mr. Eberle has been Chairman of Manchester Associates, Ltd., a venture capital and international consulting firm since 1977, and of counsel to the law firm of Kaye, Scholer, Fierman, Hays & Handler since 1993. From 1989 to 1993, Mr. Eberle was of counsel to the law firm of Donovan, Leisure, Newton & Irvine. Mr. Eberle is presently Chairman of America Service Group, Inc. and of Showscan Entertainment, Inc., Deputy Chairman of Mid-States Plc, and a director for Ampco Pittsburgh Corp., FAC Realty, Inc., Horace Small Apparel Company Plc, Mitchell Energy and Development Corp. and Sirrom Capital Corporation.

           John W. Gildea, 54, has been a director of the Company since August 1996. Since September 1990, Mr. Gildea has been an advisor to The Network Funds, a series of investment funds. From 1986 to 1990, Mr. Gildea was the manager of the Corporate Services Group of Donaldson, Lufkin & Jenrette Securities Corporation. Mr. Gildea is presently a Managing Director of Gildea Management Company, an investment management company, which position he has held since 1990, and a director of America Service Group, Inc., FAC Realty, Inc., UNC, Inc., and General Chemical.

           Carol R. Goldberg, 66, has been a director of the Company since November 1996. Ms. Goldberg is currently President of the Avcar Group, Ltd., an investment and management consulting firm, which position she has held since December 1989. Ms. Goldberg previously served as Chief Operating Officer of The Stop & Shop Companies, Inc., a retailing company, from 1982 to November 1989, as its President from October 1985 to November 1989, as its Executive Vice President from 1982 to 1985, and as its Senior Vice President -- Manufacturing from 1979 to 1982. Ms. Goldberg is currently a director of The Gillette Company, America Service Group, Inc., and SelfCare, Inc. and is Senior Advisor of New England for America International Group, Inc.

           Samuel J. Merksamer, 56, has been the Company's President and Chief Executive Officer, and a director, since February 1997. Before joining the Company, Mr. Merksamer was the President and Chief Executive Officer of Merksamer Jewelers, Inc. from 1992 to June 1996. Merksamer Jewelers, Inc. was previously involved as a debtor-in-possession in reorganization proceedings under Chapter 11 of the Bankruptcy Code, emerging from such proceedings in 1992.

           Cleaveland D. Miller, 58, has been a director of the Company since June 1992. Mr. Miller is presently a partner with the law firm of Semmes, Bowen & Semmes. Mr. Miller is a director of EA Engineering, Science, and Technology, Inc. Since 1988, Mr. Miller has been Chairman of Legal Mutual Liability Insurance Society of Maryland. Mr. Miller served as President of the Maryland State Bar Association from 1987 to 1988.

           William P. O'Donnell, 43, has been a director of the Company since August 1996. Since 1992, Mr. O'Donnell has been an advisor to The Network Funds, a series of investment funds. From 1990 to 1992, Mr. O'Donnell was a Vice President in the Corporate Finance Group of Chrysler Capital Corporation, a finance company. Mr. O'Donnell is presently a Managing Director of Gildea Management Company, a position he has held since 1992.




EXECUTIVE OFFICERS

     The following individuals currently serve as the Company's executive officers.

            Samuel J. Merksamer, 56, has been the Company's President and Chief Executive Officer, and a director, since February 1997. Additional biographical information regarding Mr. Merksamer is set forth under the caption "Directors and Executive Officers of the Registrant -- Board of Directors."

           E. Peter Healey, 44, has been the Company's Executive Vice President, Chief Financial Officer and Secretary since February 1997. From 1994 to 1996, Mr. Healey was the Vice President, Chief Financial Officer, Secretary and Treasurer of MS Financial, Inc. From 1985 to 1993, Mr. Healey was Vice President and Treasurer of Zale Corporation. Zale Corporation was previously involved as a debtor-in-possession in reorganization proceedings under Chapter 11 of the Bankruptcy Code, emerging from such proceedings in 1993.

           Randy N. McCullough, 45, has been the Company's Senior Vice President -- Merchandise since April 1997. Prior to joining the Company, Mr. McCullough served as President of Silverman's Factory Jewelers from 1991 to March 1997.

           Bill R. Edgel, 31, has been the Company's Vice President -- Marketing since February 1997. Prior to joining the Company, Mr. Edgel served as Director of Credit Marketing of Macy's West, a division of Federated Department Stores, from 1996 to 1997. From 1995 to 1996, Mr. Edgel served as Director of Marketing for Merksamer Jewelers, Inc. Merksamer Jewelers, Inc. was previously involved as a debtor-in-possession in reorganization proceedings under Chapter 11 of the Bankruptcy Code, emerging from such proceedings in 1992. From 1993 to 1995, Mr. Edgel served as Advertising Manager/Creative Director for Troutman's Emporium, Inc. From 1992 to 1993, Mr. Edgel served as Partner/Creative Director of Vaki Advertising, Inc.

           Daniel L. Felsenthal, 40, has been the Company's Vice President -- Finance since October 1996 and its Vice President -- Finance, Treasurer and Assistant Secretary since April 1997. Prior to joining the Company, Mr. Felsenthal served as the Controller for Quarterdeck Corporation during 1996. From 1990 to 1996, Mr. Felsenthal was employed by Mac Frugal's Bargains -- Close-outs Inc., serving as its Controller from 1991 to 1994, and as its Vice President -- Finance from 1994 to 1996.

           Chad C. Haggar, 34, has been the Company's Vice President -- Operations since February 1997. Prior to joining the Company, Mr. Haggar served as Director of Stores of Fred Meyer, Inc. from 1996 to 1997. From before 1992 to 1996, Mr. Haggar served as Regional Manager of Merksamer Jewelers, Inc. Merksamer Jewelers, Inc. was previously involved as a debtor-in-possession in reorganization proceedings under Chapter 11 of the Bankruptcy Code, emerging from such proceedings in 1992.


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Under Section 16(a) of the Exchange Act, the officers and directors of the Company and certain shareholders beneficially owning more than 10% of the Company's Common Stock ("Ten Percent Shareholders") are required to file with the Securities and Exchange Commission and the Company reports of ownership, and changes in ownership, of Company Common Stock. During fiscal 1997, Ms. Goldberg did not file, as of the required date, a report on Form 4 regarding her purchase of 10,000 shares of the Company's Common Stock in November 1996. Such report was subsequently filed in compliance with Section 16(a). Except for the foregoing, based solely on a review of the reports received by it, the Company believes that, during fiscal 1997, all of its offers and directors and Ten Percent Shareholders complied with all applicable filing requirements under
Section 16(a).

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth certain information concerning compensation for services during each of the Company's last three fiscal years to (i) those persons serving as chief executive officer of the Company during fiscal 1997 and (ii) two additional executive officers of the Company during fiscal 1997 who would have been among the four most highly compensated executive officers during fiscal 1997 but who were not serving as such at the end of fiscal 1997 (none of the Company's executive officers during fiscal 1997 serving as such at the end of fiscal 1997 earned an annual salary and bonus exceeding $100,000).

                           SUMMARY COMPENSATION TABLE

                                                                                          LONG-TERM
                                                                                     COMPENSATION AWARDS
                                                  ANNUAL COMPENSATION             -------------------------
                                          -----------------------------------                    SECURITIES
                                                                 OTHER ANNUAL      RESTRICTED    UNDERLYING    ALL OTHER
          NAME AND                        SALARY      BONUS      COMPENSATION        STOCK        OPTIONS/    COMPENSATION
     PRINCIPAL POSITION       YEAR(1)       ($)        ($)          ($)(2)        AWARDS(S)($)    SARS(#)         ($)
----------------------------  -------     -------     ------     ------------     ------------   ----------   ------------
Samuel J. Merksamer             1997(3)    98,462         --          --                 --                           --
  President and Chief           1996           --         --          --                 --             --            --
  Executive Officer             1995           --         --          --                 --             --            --

Robert W. Bridel                1997      231,250      8,231(4)       --                 --             --       113,511(5)
  Former President              1996      261,126     31,386(6)       --             34,375(7)     110,000         2,795(8)
  and Chief Executive           1995      200,000     51,343(6)       --                 --         15,000            --
  Officer
Thomas S. Liston                1997      213,462      8,231(4)       --                 --             --        80,721(5)
  Former Chief Financial        1996      279,396     31,386(6)       --             34,375(7)     100,000         2,795(8)
  Officer, Secretary and        1995      225,000     62,513(6)       --                 --         15,000            --
  Treasurer
Joseph M. Maisano               1997      124,308         --          --                 --             --        16,833(6)
  Former Senior Vice            1996      155,369         --          --                 --         15,000            --
  President -- Operations       1995           --         --          --                 --          4,000            --

---------------

(1) "1997," "1996," and "1995" represent fiscal years ended May 31, 1997, 1996 and 1995, respectively.

(2) Excludes perquisites, other personal benefits, securities and property, which, in the aggregate, did not exceed in any year shown the lesser of $50,000 or 10% of the total annual salary and bonus reported for such individual for such year.

(3) All compensation shown for Mr. Merksamer dates from February 13, 1997.

(4) Represents bonus payments paid to Messrs. Bridel and Liston during fiscal 1997, in connection with their resignations from the Company, for payments made with respect to taxes due upon vesting of 5,000 of their respective 10,000 shares of restricted stock. See "-- Employment Agreements and Change-in-Control Arrangements."

(5) Represents (i) with respect to Mr. Bridel, $60,580 in vacation pay, $50,000 in severance pay, auto lease payments of $1,155, and $1,776 of group insurance benefits, (ii) with respect to Mr. Liston, $32,463 in vacation pay, $46,154 in severance pay, auto lease payments of $595, and $1,509 of group insurance benefits, and (iii) with respect to Mr. Maisano, $16,338 in vacation pay and auto lease payments of $495.

(6) Represents bonus payments pursuant to the Company's cash bonus plans for fiscal 1996 (the "1996 Plan") and fiscal 1995 (the "1995 Plan"). The 1996 Plan provided for the payment of bonuses to participants from a pool of up to 15% of the Company's pre-tax, pre-bonus earnings (the "Pre-Bonus Earnings") for the fiscal year ending May 31, 1996, except that no awards were to be made if the amount of Pre-Bonus Earnings was less than $3,000,000. The 1995 Plan provided for the payment of bonuses to participants from a pool of up to 15% of the Company's Pre-Bonus Earnings for the fiscal year ending May 31, 1995, except that no awards were to be made if the amount of Pre-Bonus Earnings was less than

    $2,000,000. With respect to the 1996 Plan and the 1995 Plan, 90% of the pool amount was awarded based on the participation weight assigned in such plan to each participant and 10% was awarded to participants in the discretion of the Compensation Committee of the Board of Directors after consultation with the Chief Executive Officer.

(7) Reflects the value of a 10,000 share restricted stock grant made as of April 8, 1996 to each of Messrs. Bridel and Liston based on the market value of such stock as of the date of issuance (without giving effect to the diminution in value attributed to restrictions on such shares). See
    "-- Employment Contracts and Change-in-Control Arrangements."

(8) Represents Company contributions on behalf of Messrs. Bridel and Liston under the Company's Deferred Compensation Plan.

                        OPTION/SAR GRANTS IN FISCAL 1997

          None of those persons serving as chief executive officer of the Company during fiscal 1997 or any other executive officer of the Company named in the Summary Compensation Table under the caption "Executive Compensation" was issued any option to acquire the Company's Common Stock during fiscal 1997.

                      AGGREGATED 1997 OPTION/SAR EXERCISES
                           AND YEAR-END OPTION VALUES

          No stock options were exercised during or held at the end of fiscal 1997 by any of those persons serving as chief executive officers of the Company during fiscal 1997 or any other executive officer of the Company named in the Summary Compensation Table under the caption "Executive Compensation."

            EMPLOYMENT AGREEMENTS AND CHANGE-IN-CONTROL ARRANGEMENTS

          During fiscal 1997 until their resignations on February 13, 1997, Robert W. Bridel served as the Company's President and Chief Executive Officer and Thomas S. Liston served as the Company's Chief Financial Officer, Secretary and Treasurer. Both Messrs. Bridel and Liston served in such capacities under employment agreements with the Company (the "Agreements") dated April 8, 1996, the initial terms of which extended through April 8, 1998. The Agreements provided for annual salaries of $325,000 and $300,000 to Messrs. Bridel and Liston, respectively. Under the Agreements, Mr. Bridel and Mr. Liston received options to purchase 35,000 shares and 25,000 shares, respectively, of the Company's Common Stock, and restricted stock awards of 10,000 shares each, the vesting of such options and stock awards to occur one-half on each of the first and second anniversary dates of such Agreements (provided, with respect to the stock awards, that such executive officer remained employed by the Company on each such anniversary date). The Agreements contained certain severance provisions, and in connection with the resignations from the Company of Messrs. Bridel and Liston, the Company and each of Messrs. Bridel and Liston entered into severance agreements, under which the following benefits are payable to or on behalf of Messrs. Bridel and Liston: (i) $371,250.00 and $342,692.33, respectively, representing salary from February 17, 1997 through April 8, 1998,
(ii) $8,230.63 to each representing bonuses in respect of tax obligations with respect to 5,000 shares of restricted stock that vested as to each on February 13, 1997 (the "Resignation Date"), (iii) $3,082.50 and $2,464.62, respectively, representing accrued vacation, (iv) reimbursement of the cost of their electing to continue to be included in the Company's medical insurance plan from the Resignation Date through April 8, 1998 (totaling $5,769.69 and $4,519.48, respectively), (v) payment of fees of an outplacement services firm up to $25,000 each, (vi) inclusion in the Company's life insurance and disability plans from the Resignation Date through April 8, 1998 and (vii) continuation of automobile-related benefits from the Resignation Date through April 8, 1998 (totaling $8,086.54 and $8,321.32, respectively).

          Simultaneously with the resignation of Mr. Bridel as President and Chief Executive Officer of the Company, the Company retained Samuel J. Merksamer as its President and Chief Executive Officer. Effective February 13, 1997, the Company and Mr. Merksamer entered into a non-binding letter of intent under which they agreed, among other things, to negotiate a definitive employment contract by May 15, 1997. The Bankruptcy Court has authorized the Company to enter into employment agreements with Mr. Merksamer and with certain other executive officers of the Company, a summary description of certain terms of which is set forth under the caption "-- Compensation Committee Report -- Implementation of Philosophy."

COMPENSATION COMMITTEE REPORT

COMPENSATION PHILOSOPHY

        The Compensation Committee of the Board of Directors (the "Compensation Committee") is responsible for developing and implementing the Company's executive compensation policies. The Compensation Committee's philosophy of executive compensation is to enhance the profitability of the Company, and thus shareholder value, by closely aligning the financial interests of the executive officers with those of the shareholders.

IMPLEMENTATION OF PHILOSOPHY

        Generally, the Compensation Committee seeks to realize this objective by the use of short term incentives in the form of salary and cash bonuses, and long term incentives in the form of stock option and restricted stock grants. Salaries initially are set based on the executive officer's experience and competitive conditions. Thereafter, salaries may be adjusted based on various factors, including the executive's performance. In setting and making adjustments to salaries, the Compensation Committee also considers salaries paid to similarly situated executive officers in comparable companies.

        Consistent with the foregoing, in February 1997, after a nationwide search for a management team capable of analyzing the reasons for the Company's poor performance and developing and executing a plan to improve such performance, the Compensation Committee approved compensation terms for each of Messrs. Merksamer and Healey. Effective February 13, 1997, the Company entered into a non-binding letter of intent with each of Mr. Merksamer and Mr. Healey to employ Mr. Merksamer as President and Chief Executive Officer of the Company and Mr. Healey as Executive Vice President, Chief Financial Officer and Secretary of the Company.

        Prior to the Bankruptcy Filing, the Compensation Committee began to re-evaluate the Company's executive employment needs in the context of potential formal or informal reorganization proceedings. As a result of such reevaluation, and recognizing the decline in the value of non-cash compensation in the form of equity in the Company, the difficulties to be faced by its executives in an attempt to lead the Company out of any such proceedings and the importance of retaining key executives during such proceedings, the Compensation Committee determined that it was in the best interests of the Company to enter into employment agreements with such executives. At a hearing of the Bankruptcy Court held on September 24, 1997, the Bankruptcy Court authorized the Company to enter into employment agreements (the "Employment Agreements") with Mr. Merksamer and each of Messrs. Healey, McCullough, Haggar and Edgel (each an "Executive"). Upon entry of the related Bankruptcy Court order, the Company will enter into such Employment Agreements, which extend through confirmation of a plan of reorganization of the Company. Set forth below is a summary of certain other terms of such Employment Agreements.

                     CERTAIN TERMS OF EMPLOYMENT AGREEMENTS

                                                                    PLAN OF REORGANIZATION CONFIRMATION BONUS
                                                                   (AS A PERCENTAGE OF ANNUAL BASE SALARY)(2)
                                                                -------------------------------------------------
                                               MAXIMUM ANNUAL                      IF CONFIRMA-     IF CONFIRMA-
                                               CASH BONUS (AS                     TION OCCURS ON   TION OCCURS ON
                                                     A                               OR AFTER         OR AFTER
                                               PERCENTAGE OF                       MAY 1, 1998      JULY 1, 1998
                                                   ANNUAL       IF CONFIRMATION    THROUGH AND      AND PRIOR TO
                                 ANNUAL BASE        BASE        OCCURS PRIOR TO     INCLUDING      SEPTEMBER 30,
        EXECUTIVE/TITLE            SALARY        SALARY)(1)       MAY 1, 1998     JUNE 30, 1998         1998
-------------------------------- -----------   --------------   ---------------   --------------   --------------
Samuel J. Merksamer.............  $ 400,000          100%             125%              100%             75%
  President and Chief Executive
  Officer
E. Peter Healey.................  $ 275,000           75%             125%              100%             75%
  Executive Vice President,
  Chief Financial Officer and
  Secretary
Randy N. McCullough.............  $ 225,000           60%             125%              100%             75%
  Senior Vice President --
  Merchandising
Chad C. Haggar..................  $ 165,000           50%             125%              100%             75%
  Vice President -- Operations
Bill R. Edgel...................  $ 120,000           33%             125%              100%             75%
  Vice President -- Marketing

---------------

(1) Such bonuses are payable as follows: (i) 50% thereof are payable if the Company achieves projected earnings before interest, taxes, depreciation and amortization for its 1998 fiscal year, (ii) 10% thereof are payable if the Company meets or exceeds its November 30, 1997 projected inventory levels,
    (iii) 10% thereof are payable if the Company meets or exceeds its December 31, 1997 projected cash deposit, receivable and inventory levels, (iv) 10% thereof are payable if the Company meets its December 31, 1997 projected general and administrative expenses, (v) 10% thereof are payable if, as of February 1998, there is total availability under the borrowing base in the Company's revolving credit facility (as modified by the Cash Stipulation filed with the Bankruptcy Court) plus total cash balances of at least $4.1 million, and payables are maintained within agreed upon vendor terms, and
    (vi) the remaining 10% are payable upon receipt from vendors of 1.4 times the amount of inventory returned by November 1997 and at the end of February 1998.

(2) A condition to the payment of such bonus will require that the Company have an asset-based, working capital credit facility on market terms on the confirmation date of a plan of reorganization.

        Under the Employment Agreements, if an Executive's employment is terminated by the Company without cause, by the Executive with good reason (including a sale of the Company under the Bankruptcy Code), due to an Executive's death or disability, or as a result of the confirmation of a plan of reorganization, such Executive is entitled to receive (i) accrued annual base salary and vacation, (ii) his maximum annual cash bonus if (A) the fiscal year end 1998 performance targets have been achieved (provided that such target will be prospectively applicable with respect to termination resulting from confirmation of a plan prior to the end of such fiscal year) or (B) in the event of a Change-in-Control (as defined below) of the Company at a time when the Company is a going concern or the death or disability of an Executive if any applicable performance conditions have been met, and (iii) if such termination without cause or with good reason occurs prior to confirmation of a plan of reorganization of the Company, his confirmation bonus. If the Executive's employment is terminated by the Company for cause (i.e., malfeasance or misfeasance) or by the Executive without good reason, such Executive is entitled to receive accrued annual base salary and vacation, but no annual cash bonus or confirmation bonus (if such termination occurs prior to confirmation). Under the Employment Agreements, a "Change-in-Control" includes the dissolution or liquidation of the Company, a reorganization, merger or consolidation of the Company with one or more corporations in which the Company is not the surviving entity or as a result of which the Company's outstanding voting securities are converted to or reclassified as cash, securities of another corporation or other property, a sale of assets of the Company or its subsidiaries having a fair market value equal to more than 50% of the total fair market value of the Company's assets to a nonaffiliate of the Company, or the acquisition of more than 30% of the then-outstanding voting securities of the Company by a nonaffiliate.

1997 COMPENSATION OF THE CHIEF EXECUTIVE OFFICER

        The base salary of the Company's Chief Executive Officer is established through negotiations between the Compensation Committee and such Chief Executive Officer. Until his resignation on February 13, 1997, Robert W. Bridel was the Company's Chief Executive Officer. In setting Mr. Bridel's annual salary and incentive compensation for Fiscal 1997, the Compensation Committee considered numerous factors, including Mr. Bridel's previous salary level, his experience and his overall performance. Samuel J. Merksamer succeeded Mr. Bridel as the Company's President and Chief Executive Officer. In setting Mr. Merksamer's annual salary and incentive compensation for Fiscal 1997, the Compensation Committee considered numerous factors, including Mr. Merksamer's extensive experience in the jewelry industry, his prior success in turning around troubled companies and the market rate for presidents and chief executive officers with knowledge and experience commensurate to that of Mr. Merksamer. Based on these factors, and after negotiations between the Compensation Committee and Mr. Merksamer, the Compensation Committee established Mr. Merksamer's compensation terms in the non-binding letter of intent referred to above. After the Compensation Committee's re-evaluation of the Company's executive employment needs in the context of potential formal or informal reorganization proceedings, and after additional negotiations between the Compensation Committee and Mr. Merksamer, the Compensation Committee established Mr. Merksamer's compensation terms as reflected in his Employment Agreement described above.

                                          THE COMPENSATION COMMITTEE

                                          Carol R. Goldberg, Chairman
                                          David W. Cochran
                                          John W. Gildea
                                          Cleaveland D. Miller
                                          William P. O'Donnell

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of October 3, 1997, information as to the beneficial ownership of the Company's Common Stock by (i) each person who is known by the Company to own beneficially more than 5% of its outstanding shares of Common Stock, (ii) each of the Company's directors and director nominees, (iii) each of the officers named in the Summary Compensation Table under the caption "Executive Compensation," and (iv) all executive officers and directors of the Company as a group. In each instance, information as to the number of shares owned and the nature of ownership has been provided by the person or entity identified or described and is not within the direct knowledge of the Company.

                                                                      AMOUNT        PERCENT
                                                                   BENEFICIALLY       OF
                  NAME AND ADDRESS OF BENEFICIAL OWNER              OWNED (1)        CLASS
        ---------------------------------------------------------  ------------     -------
        Robert W. Bridel.........................................      22,000           **
          500 W. Harbor Drive, Apt. 124
          San Diego, CA 92101
        Thomas S. Liston.........................................          --           **
          14518 Las Brizas Lane
          Sun City, AZ 85375
        Samuel J. Merksamer*.....................................          --           **
        Joseph M. Maisano........................................          --           **
          14 Creekview Street
          Sanger, TX 76266
        William D. Eberle*.......................................      82,600(3)       2.0%
        David W. Cochran*........................................       3,600(2)        **
        Carol R. Goldberg*.......................................         400(2)        **
        Cleaveland D. Miller*....................................       3,600(2)        **
        John W. Gildea...........................................     595,600(4)      14.8%
          115 East Putnam Avenue
          Greenwich, CT 06830
        William P. O'Donnell.....................................     535,600(5)      13.3%
          115 East Putnam Avenue
          Greenwich, CT 06830
        Network Fund III, Ltd....................................     525,000(6)      13.0%
          P.O. Box 219, Butterfield House
          Grand Cayman, Cayman Islands, B.W.I.
        Gary Gelman..............................................     456,700(7)      11.3%
          One Jerico Plaza
          Jerico, NY 11753
        J. Ezra Merkin...........................................     325,000(8)       8.1%
          450 Park Avenue
          New York, NY 10022
        All executive officers and directors as a group (12
          persons)...............................................     697,400         17.1%

---------------

(1) To the Company's knowledge, except as otherwise set forth in this table, the persons and entities in this table have sole voting, investment and dispositive power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable.

(2) All of such shares are issuable upon the exercise of currently-exercisable options outstanding under the Company's 1994 Stock Option Plan (the "1994 Stock Option Plan"), which is administered by the Compensation Committee of the Board of Directors.

(3) 15,000 of such shares are issued and outstanding. 35,000 of such shares are issuable upon the exercise of currently-exercisable options. 32,000 of such shares are restricted shares, as to which Mr. Eberle has sole voting power. 600 of such shares are issuable upon the exercise of currently-exercisable options outstanding under the Company's 1994 Stock Option Plan, which is administered by the Compensation Committee of the Board of Directors. See "Executive Compensation -- Directors."

(4) 600 of such shares are issuable upon the exercise of currently-exercisable options outstanding under the Company's 1994 Stock Option Plan, which is administered by the Compensation Committee of the Board of Directors. With respect to the remaining 595,000 of such shares, pursuant to an amended
    Schedule 13D filed by Mr. Gildea under the Exchange Act, dated June 11, 1996, as of such date Mr. Gildea had sole voting and dispositive power as to 70,000 of such shares and shared dispositive power with Network Fund III, Ltd. as to 525,000 of such shares.

(5) 600 of such shares are issuable upon the exercise of currently-exercisable options outstanding under the Company's 1994 Stock Option Plan, which is administered by the Compensation Committee of the Board of Directors. With respect to the remaining 535,000 of such shares, pursuant to a Form 3 filed by Mr. O'Donnell under the 1934 Act dated September 10, 1996, as of such date Mr. O'Donnell had sole voting and dispositive power as to 10,000 of such shares and shared dispositive power with Network Fund III, Ltd. as to 525,000 of such shares.

(6) The Network Fund III, Ltd. has shared dispositive power with Mr. Gildea and Mr. O'Donnell as to such shares. See footnotes 4 and 5 above.

(7) As set forth in an amended Schedule 13D filed by Mr. Gelman under the 1934 Act dated January 15, 1997, as of such date Mr. Gelman had sole voting and dispositive power with respect to all such shares.

(8) As set forth in a Schedule 13D filed by Mr. Merkin under the 1934 Act dated May 22, 1996, as of such date Mr. Merkin had sole voting and dispositive power as to 20,475 of such shares, shared voting and dispositive power with Gabriel Capital, L.P. as to 126,425 of such shares, and shared voting and dispositive power with Ariel Management Corp. as to 178,100 of such shares.

  * Address is c/o Barry's Jewelers, Inc., 111 West Lemon Avenue, Monrovia, California 91016.

 ** Less than one percent.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          David Blum and Gerson I. Fox, each a current shareholder and former officer and director of the Company, presently own and lease to the Company, through a partnership, the Company's headquarters building. In May 1990, the Company moved into the new headquarters office building that allowed the Company to consolidate all corporate credit, collection, merchandising and administrative functions into a single location for more efficient management and to allow future growth. The building is a special-purpose building built to the Company's specifications. The base annual rent for the first five years was $574,284. Currently, the base annual rent is $643,476. On the 121st month, the rent may be increased based on a cost-of-living index. The Company is responsible for leasehold improvements, insurance, property taxes, maintenance and repairs. The lease has a 15-year term, but the Company has the right to terminate the lease earlier (the "Early Termination Right"), provided that the Company gives six months' notice and pays $15,000 for each month remaining in the 15-year term after the effective date of such termination. In connection with certain consulting agreements between the Company and each of Messrs. Blum and Fox (each of which expired on May 31, 1995) and a financing secured by the leased premises, and at the request of the lessor, the Company agreed in 1995 to waive such Early Termination Right. The Company believes that the terms of the foregoing lease are presently above market, and is currently negotiating with the lessor so as to revise such terms to more closely reflect current market conditions (although no assurances can be given that the Company will be successful in such negotiations).

          William D. Eberle, the Company's Chairman, is of counsel to the law firm of Kaye, Scholer, Fierman, Hays & Handler LLP, which firm provided certain legal services to the Company during Fiscal 1997.

PART IV
ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

           (a)  Financial Statements, Financial Statement Schedules and
                Exhibits

               1. CONSOLIDATED FINANCIAL STATEMENTS
                     The following are included herein under Item 8:
                        Financial Statements, Financial Statement Schedules
                          and Exhibits
                        Independent Auditors' Report - Deloitte & Touche LLP Consolidated Balance Sheets as of May 31, 1997 and 1996 Consolidated Statements of Operations for the three years ended May 31, 1997.
                        Consolidated Statements of Stockholders' (Deficiency)
                          Equity for the three years ended May 31, 1997.
                        Consolidated Statements of Cash Flows for the three
                          years ended May 31, 1997.
                        Notes to Consolidated Financial Statements

               2.  FINANCIAL STATEMENT SCHEDULES:
                     II.  Valuation and Qualifying Accounts

                        All other schedules are omitted because they are not
                          applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

               3.  EXHIBITS

EXHIBIT
   NO.         DESCRIPTION
   ---         -----------

   3.1 Restated Articles of Incorporation filed November 16, 1994 in connection with the Reverse Stock Split (5).

   3.2    Bylaws (10).

   4.1(a) Indenture, dated as of December 22, 1993, between Barry's Jewelers,
          Inc. and First Trust National Association, as trustee ( the "Trustee"), with respect to the 11% Senior Secured Notes due December 22, 2000, including the form of Note certificate (4).

   4.1(b) Amendment No. 1 to Indenture, dated as of February 14, 1994, between Barry's Jewelers, Inc. and the Trustee (5).

   4.1(c) Amendment No. 2 to Indenture, dated as of March 18, 1994, between
          Barry's Jewelers, Inc. and the Trustee (6).

   4.1(d) Amendment No. 3 to Indenture, dated as of December 21, 1995, between Barry's Jewelers, Inc. and the Trustee (6).

   4.1(e) Amendment No. 4 to Indenture, dated as of August 30, 1996, between
          Barry's Jewelers, Inc. and the Trustee (9).

   4.2 Exchange Agreement, dated as of December 22, 1993, by and among the Company and the holders signatories thereto (1).

   4.3 Senior Secured Notes Registration Rights Agreement, dated as of December 22, 1993, by and among the Company and the holders signatories thereto (1).

   4.4 Common Stock Registration Rights Agreement, dated as of December 22, 1993, by and among the Company and the holders signatories thereto
          (1).

   4.5 Second Amended and Restated Revolving Credit Agreement, dated as of August 30, 1996, by and among the Company, The First National Bank of Boston ("FNBB"), as lender and agent thereunder (9).

   4.6(a) Collateral Agency and Intercreditor Agreement, dated as of December
          22, 1993, among FNBB, as collateral agent for the secured parties and as agent for the lenders (under the New Revolving Credit Agreement), the Trustee, on behalf of the holders of the Notes and the Company
          (1).

   4.6(b) Amendment Agreement No. 1, dated as of December 21, 1995, to
          Collateral Agency and Intercreditor Agreement, dated as of December 22, 1993, among FNBB, the Trustee, and the Company (6).

   4.6(c) Amendment Agreement No. 2, dated as of August 30, 1996, to
          Collateral Agency and Intercreditor Agreement, dated as of December 22, 1993, among FNBB, the Trustee, and the Company (5).

   4.7 Second Amended and Restated Security Agreement, dated as of August 30, 1996, between the Company and FNBB, as collateral agent for the secured parties (9).

   4.8 Second Amended and Restated Trademark Collateral Security and Pledge Agreement, dated as of August 30, 1996, between the Company and FNBB
          (9).

  10.1 Lease dated February 1, 1990 between the El Monte Partnership as Landlord and Barry's Jewelers, Inc. as Tenant (8).

  10.2    Executive Incentive Bonus Plan for the year ended May 31, 1994 (2).*

  10.3    Executive Incentive Bonus Plan for the year ended May 31, 1995 (5).*

EXHIBIT
  NO.          DESCRIPTION
  ---          -----------

 10.4 Lease dated December 1, 1990, between Gerson I. Fox and David Blum, as Lessors, and BBF Jewelers Management, Inc., as Lessee (2).

 10.5     Deferred Compensation Plan (4).*

 10.6     Executive Deferral Plan (6).*

 10.7     Executive Bonus Plan - Master Plan Document (4).*

 10.8     Executive Bonus Plan - Trust Agreement (4).*

 10.9     Employee Stock Purchase Plan (5).*

 10.10 Employment Agreement dated April 8, 1996, between the Company and Thomas S. Liston (9).*

 10.11 Employment Agreement dated April 8, 1996, between the Company and Robert Bridel (9).*

 10.12 Agreement dated March 19, 1997, between the Company and Thomas S. Liston (10).*

 10.13    Agreement dated March 19, 1997, between the Company and Robert Bridel
          (10).*

 10.14(a) Form of Employment Agreement to be entered into between the Company and each of Samuel J. Merksamer, as President and Chief Executive Officer, E. Peter Healey, as Executive Vice President, Chief Financial Officer and Secretary, Randy N. McCullough, as Senior Vice President - Merchandising, Chad C. Haggar, as Vice President - Operations, and Bill R. Edgel, as Vice President - Marketing (10).*

 10.14(b) Term Sheet between the Company and certain of the Company's creditors evidencing their compromise regarding the terms of such employment agreements (10).*

 10.14(c) Schedule of Certain Terms of such employment agreements (10).*

 10.15(a) Form of Trade Financing Agreement Term Sheet (10).

 10.15(b) Form of Trade Financing Agreement (10).

 10.15(c) Exhibit B to Form of Trade Financing Agreement (10).

 10.15(d) Form of Consignment Agreement (10).

 23       Consent of Independent Auditors (10).

 27       Financial Data Schedule (10).

------------------------------------------------

(1) Incorporated herein by reference to the Company's Current Report on Form 8-K filed December 22, 1993.
(2) Incorporated herein by reference to the indicated exhibits filed in response to Item 14, "Exhibits," of the Company's Annual Report on Form 10-K for the year ended May 31, 1993.
(3) Incorporated herein by reference to the indicated exhibits filed in response to Item 6, "Exhibits," of the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1993.
(4) Incorporated herein by reference to the indicated exhibits filed in response to Item 14, "Exhibits," of the Company's Annual Report on Form 10-K for the year ended May 31, 1994.
(5) Incorporated herein by reference to the indicated exhibits filed in response to Item 14, "Exhibits," of the Company's Annual Report on Form 10-K for the year ended May 31, 1995.
(6) Incorporated herein by reference to the Company's Current Report on Form 8-K filed December 21, 1995.
(7) Incorporated herein by reference to the indicated exhibits filed in response to Item 14, "Exhibits," of the Company's Annual Report on Form 10-K/A for the year ended May 31, 1995.
(8) Incorporated herein by reference to the indicated exhibits filed in response to Item 14, "Exhibits," of the Company's Annual Report on Form 10-K for the year ended May 31, 1990.
(9) Incorporated herein by reference to the indicated exhibits filed in response to Item 14, "Exhibits," of the Company's Annual Report on Form 10-K for the year ended May 31, 1996.
(10)   Filed herewith.

*      Management contract or compensatory plan or arrangement.

(b)    Reports on Form 8-K

       On May 20, 1997, the Company filed a Current Report on Form 8-K with respect to Item 3 under Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 BARRY'S JEWELERS, INC.



October 14, 1997                                 By:  /s/ SAMUEL J. MERKSAMER
                                                      -----------------------
                                                        Samuel J. Merksamer
                                                        President and Chief
                                                         Executive Officer



October 14, 1997                                 By:  /s/ E. PETER HEALEY
                                                        -------------------
                                                        E. Peter Healey
                                                    Executive Vice President
                                                  and Chief Financial Officer
                                                 (Principal Financial Officer)



October 14, 1997                                  By:  /s/ DANIEL L. FELSENTHAL
                                                      ------------------------
                                                        Daniel L. Felsenthal
                                                      Vice President Finance
                                                  (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on October 14, 1997:



          Signature                  Title                      Date
          ---------                  -----                      ----

          /s/ WILLIAM EBERLE         Chairman of the Board      October 14, 1997
          ---------------------      of Directors
          William Eberle


          /s/ SAMUEL J. MERKSAMER    Chief Executive Officer    October 14, 1997
          ------------------------   and Director
          Samuel J. Merksamer


          /s/ DAVID COCHRAN          Director                   October 14, 1997
          ------------------------
          David Cochran


          /s/ JOHN W. GILDEA         Director                   October 14, 1997
          ------------------------
          John W. Gildea


          /s/ CAROL R. GOLDBERG      Director                   October 14, 1997
          ------------------------
          Carol R. Goldberg


          /s/ CLEAVELAND D. MILLER   Director                   October 14, 1997
          ------------------------
          Cleaveland D. Miller


          /s/ WILLIAM P. O'DONNELL   Director                   October 14, 1997
          ------------------------
          William P. O'Donnell

                     BARRY'S JEWELERS, INC. AND SUBSIDIARY
                             (DEBTOR-IN-POSSESSION)

                  SCHEDULE II--VALUATION & QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                BALANCE AT      CHARGE TO                       BALANCE AT
                                                BEGINNING       COSTS AND       DEDUCTIONS/       END OF
                                                OF PERIOD       EXPENSES           OTHER          PERIOD
                                                ----------      ---------       -----------     -----------
YEAR END 1997:
  Allowance for doubtful accounts               $10,930         $18,766         $(19,396)       $10,300
  Inventory valuation allowance                 $    --         $ 3,033         $     --        $ 3,033

YEAR END 1996:
  Allowance for doubtful accounts               $11,662         $11,839         $(12,571)       $10,930

YEAR END 1995:
  Allowance for doubtful accounts               $11,162         $10,501         $(10,001)       $11,662


INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Barry's Jewelers, Inc.
Monrovia, California


We have audited the accompanying consolidated balance sheets of Barry's Jewelers, Inc. (Debtor-in-Possession) and Subsidiary (the "Company") as of May 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' (deficiency) equity, and cash flows for each of the three years in the period ended May 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of Barry's Jewelers, Inc. and Subsidiary as of May 31, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended May 31, 1997 in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company has filed for reorganization under Chapter 11 of the Federal Bankruptcy Code. The accompanying consolidated financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to prepetition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to shareholder accounts, the effect of any changes that may be made in the capitalization of the Company; or (d) as to operations, the effect of any changes that may be made in its business.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company is currently operating its business as Debtor-in-Possession under the jurisdiction of the Bankruptcy Court, and continuation of the Company as a going concern is contingent upon, among other things, its ability to formulate a Plan of Reorganization which will be approved by its creditors and confirmed by the Bankruptcy Court, and its ability to generate sufficient cash flows from operations and financing sources. The uncertainties inherent in the bankruptcy process and the Company's recurring losses from operations and shareholders' capital deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are discussed in Note 1 to the consolidated financial statements. The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.


/s/ Deloitte & Touche LLP


Los Angeles, California
October 1, 1997

                     BARRY'S JEWELERS, INC. and SUBSIDIARY
                             (Debtor-in-Possession)
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                        May 31, 1997            May 31, 1996
                                                        ------------            ------------
                                     ASSETS (Notes 1 and 6)

Current assets:
        Cash and cash equivalents (Note 6)              $  7,322                $  1,765
        Customer receivables, net of allowances
          for doubtful accounts of $10,300 (1997)
          and $10,930 (1996)                              54,552                  68,720
        Merchandise inventories (Note 3)                  41,374                  54,559
        Prepaid expenses and other current assets          2,142                   2,031
                                                        --------                --------
                Total current assets                     105,390                 127,075

Property and equipment: (Note 1)
        Leasehold improvements, furniture
          and fixtures                                    20,726                  23,013
        Computers and equipment                            4,110                   3,778
                                                        --------                --------
                                                          24,836                  26,791
        Less: accumulated depreciation
          and amortization                                 9,413                  10,425
                                                        --------                --------
        Net property and equipment                        15,423                  16,366
        Deferred income taxes (Note 7)                        72                     122
        Other assets, principally deferred debt
          issuance costs, net of accumulated
          amortization of $1,834 (1997)
          and $1,864 (1996) (Note 6)                       2,598                   2,312
                                                        --------                --------
                Total assets                            $123,483                $145,875
                                                        ========                ========

                LIABILITIES AND SHAREHOLDERS' (DEFICIENCY) EQUITY (Notes 1 and 6)

Current liabilities:
        Accounts payable - trade                        $    221                $  3,837
        Other accrued liabilities (Note 4)                 5,687                   5,238
        Current portion of long-term
          debt (Note 6)                                        -                     181
                                                        --------                --------
                Total current liabilities                  5,908                   9,256
Long-term debt, less current
  maturities (Note 6)                                          -                 103,398
Liabilities subject to compromise under
  reorganization proceedings (Notes 5 and 6)             130,271                       -
Commitments and contingencies (Notes 8 and 9)
Shareholders' (deficiency) equity: (Note 9)
        Common stock, no par value; authorized
          8,000,000 shares; issued and
          outstanding, 4,029,372 (1997) and
          3,999,416 (1996)                                33,247                  33,196
        (Accumulated deficit) Retained earnings          (45,943)                     25
                                                        --------                --------
                Total shareholders' (deficiency)
                  equity                                 (12,696)                 33,221
                                                        --------                --------
                Total liabilities and shareholders'
                  (deficiency) equity                   $123,483                $145,875
                                                        ========                ========


See Notes to Consolidated Financial Statements

                     BARRY'S JEWELERS, INC. AND SUBSIDIARY
                             (DEBTOR-IN-POSSESSION)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
            (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               FOR THE YEARS ENDED MAY 31,
                                                        ----------------------------------------
                                                          1997            1996            1995
                                                        --------        --------        --------
Net sales                                               $130,446        $140,145        $136,055
Finance and credit insurance fees                         13,900          16,008          15,681
                                                        --------        --------        --------
                                                         144,346         156,153         151,736
                                                        --------        --------        --------
Costs and expenses:
  Cost of goods sold, buying and occupancy (Note 3)       93,002          83,769          78,907
  Selling, general and administrative expenses            57,036          51,974          50,966
  Provision for doubtful accounts                         18,766          11,759          10,193
  Impairment loss (Note 2)                                 3,947            --              --
  Restructuring expenses (Note 1)                          1,336            --              --
                                                        --------        --------        --------
                                                         174,087         147,502         140,066
                                                        --------        --------        --------
        Operating (loss) income                          (29,741)          8,651          11,670

Interest expense, net                                     12,745          11,146           9,764
                                                        --------        --------        --------
    (Loss) income before reorganization costs,
      income taxes, and extraordinary item               (42,486)         (2,495)          1,906
Reorganization costs (Notes 2 and 8)                       2,322            --              --
                                                        --------        --------        --------
    (Loss) income before income taxes and
      extraordinary item                                 (44,808)         (2,495)          1,906
Income taxes (Note 7)                                        284             288            --
                                                        --------        --------        --------
    (Loss) income before extraordinary item              (45,092)         (2,783)          1,906
Extraordinary item (Note 6)                                 (876)           --              --
                                                        --------        --------        --------
Net (loss) income                                       $(45,968)       $ (2,783)       $  1,906
                                                        ========        ========        ========

Per share data:
  (Loss) income before extraordinary item               $ (11.25)       $  (0.70)       $   0.48
                                                        ========        ========        ========
  Extraordinary item (Note 6)                           $  (0.22)       $   --          $   --
                                                        ========        ========        ========
  (Loss) income                                         $ (11.47)       $  (0.70)       $   0.48
                                                        ========        ========        ========
Weighted average number of common
  shares outstanding                                       4,007           3,978           3,969
                                                        ========        ========        ========


See Notes to Consolidated Financial Statements

                     BARRY'S JEWELERS, INC. AND SUBSIDIARY
                             (DEBTOR-IN-POSSESSION)

          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' (DEFICIENCY) EQUITY
                       (DOLLARS AND SHARES IN THOUSANDS)

                                             COMMON STOCK              RETAINED
                                       ------------------------        EARNINGS        DEFERRED
                                       SHARES           AMOUNT         (DEFICIT)     COMPENSATION        TOTAL
                                       ------           ------         --------      ------------      ---------
Balance at May 31, 1994                 3,969           $32,715        $    902         $(50)           $ 33,567
  Net income for the year                                                 1,906                            1,906

  Utilization of pre-reorganization
    net operating loss carryovers
    (Note 7)                                                221                                              221
  Amortization of deferred compensation                                                   50                  50
                                       ------           -------        --------         ----            --------
Balance at May 31, 1995                 3,969            32,936           2,808           --              35,744
  Net loss for the year                                                  (2,783)                          (2,783)
  Utilization of pre-reorganization
    net operating loss carryovers
    (Note 7)                                                173                                              173
  Shares issued pursuant to employee
    stock purchase plan (Note 9)           30                87                                               87
                                       ------           -------        --------         ----            --------
Balance at May 31, 1996                 3,999            33,196              25           --              33,221
  Net loss for the year                                                 (45,968)                         (45,968)
  Shares issued pursuant to employment
    contracts (Note 9)                     20                37                                               37
  Shares issued pursuant to employee
    stock purchase plan (Note 9)           10                14                                               14
                                       ------           -------        --------         ----            --------
Balance at May 31, 1997                 4,029           $33,247        $(45,943)        $ --            $(12,696)
                                       ======           =======        ========         ====            ========


See Notes to Consolidated Financial Statements

                     BARRY'S JEWELERS, INC. AND SUBSIDIARY
                             (DEBTOR-IN-POSSESSION)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                             FOR THE YEARS ENDED MAY 31,
                                                        --------------------------------------
                                                         1997            1996             1995
                                                        ------          -------          ------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                     $(45,968)       $ (2,783)       $  1,906
  Adjustments to reconcile net (loss) income
    to net cash provided by (used in)
    operating activities:
    Depreciation and amortization                          4,992           4,626           3,854
    Impairment of long-lived assets                        3,947             --              --
    Extraordinary loss                                       876             --              --
    Compensation on issuance of common stock
      (Note 9)                                                37             --               50
    Provision for doubtful accounts                       18,766          11,759          10,193
    Inventory valuation allowance                          3,003             --              --
    Loss on sale of abandonment of property
      and equipment                                          311             274             101
    Deferred income taxes                                     50             878            (882)
  Changes in assets and liabilities:
    Customer receivables                                  (4,598)        (10,395)        (16,151)
    Merchandise inventories                               10,152            (724)        (11,260)
    Prepaid expenses and other current assets               (111)             (4)         (1,141)
    Other assets                                          (2,385)         (1,336)           (351)
    Restructuring and reorganization costs                 2,752             --              --
    Accounts payable - trade                               6,728          (6,296)          2,703
    Other accrued liabilities                              9,681          (1,995)          1,380
                                                        --------        --------        --------
      Net cash provided by (used in)
        operating activities                               8,263          (5,996)         (9,598)
                                                        --------        --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                      (7,158)         (4,500)         (6,516)
  Proceeds from sale of assets                                74               9              24
                                                        --------        --------        --------
      Net cash used in investing activities               (7,084)         (4,491)         (6,492)
                                                        --------        --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowing (repayments) under revolving
    credit facility                                       49,666         (13,435)         16,507
  Net (repayments) borrowings under securitization
    facility                                             (45,119)         45,119              --
  Proceeds from employee stock purchase plan                  14              87              --
  Principal payments on long-term debt                      (183)           (473)           (561)
  Reduction of long-term debt from securitization
    transaction                                               --         (20,000)             --
                                                        --------        --------        --------
      Net cash provided by financing activities            4,378          11,298          15,946
                                                        --------        --------        --------
Net increase (decrease) in cash and cash
  equivalents                                              5,557             811            (144)
Cash and cash equivalents at beginning of year             1,765             954           1,098
                                                        --------        --------        --------
Cash and cash equivalents at end of year                $  7,322        $  1,765        $    954
                                                        ========        ========        ========

See Notes to Consolidated Financial Statements

                     BARRY'S JEWELERS, INC. AND SUBSIDIARY
                             (DEBTOR-IN-POSSESSION)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                             FOR THE YEARS ENDED MAY 31,
                                                        --------------------------------------
                                                         1997            1996            1995
                                                        ------          -------         ------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for
    Interest                                            $8,364          $11,338         $9,105
    Income taxes                                        $   30          $   543         $  976
  Noncash investing and financing activities:
    Capital lease obligations                           $   --          $    19         $  487
    Utilization of pre-reorganization net
      operating loss carryovers (increase to
      common stock and reduction of current
      income taxes payable)                             $   --          $   173         $  221



See Notes to Consolidated Financial Statements

                     BARRY'S JEWELERS, INC. AND SUBSIDIARY
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED MAY 31, 1997, 1996 AND 1995
                             (DOLLARS IN THOUSANDS)


1.         REORGANIZATION AND BASIS OF PRESENTATION

           Barry's Jewelers, Inc. (Debtor-in-Possession) and subsidiary (the "Company") operates a chain of retail stores that sell fine jewelry and watches, utilizing credit financing to enhance sales. Since May 11, 1997, the Company has operated as "Debtor-in-Possession" under the protection of Chapter 11 of the United States Bankruptcy Code ("Chapter 11"). It operated 130 stores on May 31, 1997, 161 stores on May 31, 1996, and 162 stores on May 31, 1995.

           Throughout fiscal 1997, the Company experienced significant operating losses that necessitated the Company's renegotiation of financial covenants and certain other terms contained in its Amended Revolving Credit Agreement during the second quarter of fiscal 1997 (Note 6).

           In January, 1997, management announced its intent to implement a Company-wide restructuring and other cost savings initiatives during the third and fourth quarters of fiscal 1997. Those initiatives included a plan not to renew leases on twelve stores and closing eighteen to twenty-four under-performing stores with concurrent reductions in overhead at the Company's remaining stores and reduction in corporate expenses. However, the management team of the Company was replaced in February 1997 prior to the full execution of the restructuring and cost savings initiatives. At the end of the third quarter, the Company recorded restructuring charges of approximately $1,336 primarily related to severance and costs associated with eleven stores closed during the quarter, impairment losses of approximately $1,970 related principally to impairment of leasehold improvements and fixtures at twenty-six under performing stores and a $1,095 cost of goods sold charge to hasten the liquidation of aged inventory in an effort to improve cash flow.

           At the end of the third quarter, due to continued operating losses the Company was again not in compliance with certain financial covenants contained in the Second Amended Revolving Credit Agreement. As a result, the Company was unable to make interest payments to the holders of the Senior Secured Notes (Note 6). Additionally, most vendors were not extending terms and substantially all new merchandise purchases were on a cash basis. Because of these restrictions on cash flow and an inability to renegotiate existing bank debt or raise additional capital through other sources, the Company decided to seek bankruptcy protection.

           On May 11, 1997, (the "Petition Date"), the Company filed a voluntary petition for reorganization under Chapter 11 in the United States Bankruptcy Court for the Central District of California, Los Angeles Division. Management determined that filing the Chapter 11 petition would allow the Company the needed time and flexibility to restructure its operations, help assure the continued flow of merchandise to its stores, and provide the time and protection necessary to restructure the Company's funding sources.

           Since the Petition Date, the Company has continued in possession of its properties and, as Debtor-in-Possession, is authorized to operate and manage its businesses and enter into all transactions (including obtaining services, inventories, and supplies) that it could have entered into in the ordinary course of business without approval of the Bankruptcy Court. A statutory Creditors' Committee and an official Bondholders' Committee have also been appointed.

           In a Chapter 11 filing, substantially all liabilities as of the Petition Date are subject to compromise or other treatment under a plan of reorganization. For financial reporting purposes, those liabilities and obligations whose disposition is dependent on the outcome of the Chapter 11 filing have been segregated and classified as liabilities subject to compromise under reorganization proceedings in the accompanying consolidated balance sheet (Note 5). Generally, actions to enforce or otherwise effect payment of all pre-Chapter 11 liabilities as well as all pending litigation against the Company are stayed while the Company continues its business operations as Debtor-in-Possession. Schedules have been filed by the Company with the Bankruptcy Court setting forth its assets and liabilities as of the Petition Date as reflected in the Company's accounting records. Differences between amounts reflected in such schedules and claims filed by creditors will be

                      BARRY'S JEWELERS, INC. AND SUBSIDIARY
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED MAY 31, 1997, 1996 AND 1995
                             (DOLLARS IN THOUSANDS)


           investigated and either amicably resolved or adjudicated before the Bankruptcy Court. The ultimate amount of and settlement terms for such liabilities are subject to a plan of reorganization and accordingly are not presently determinable.

           Under the Bankruptcy Code, the Company may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts and other prepetition executory contracts, subject to Bankruptcy Court approval. The liabilities subject to compromise under reorganization proceedings include a provision for the estimated amount that may be claimed by lessors and allowed in connection with the unexpired real estate leases. The Company will continue to analyze its executory contracts and may assume or reject additional contracts.

           The new management team has developed a business plan to (1) reposition the Company's merchandise selection; (2) establish vendor partnering programs to bring in new consignment inventory and return aged merchandise to vendors in exchange for new inventory; (3) establish a consistent store format and consolidate trade names; (4) adjust the Company's pricing and commission structure to improve sales and strengthen its competitive position; (5) pursue alternatives to an in-house credit and collection process; and (6) install modern merchandising and point-of-sale systems.

           The Company reached an agreement in July 1997 with its vendors and creditors regarding the terms of a trade debtor-in-possession financing agreement. Pursuant to the agreement, the participating vendors will allow the Company to return merchandise with a value equal to up to 75% of the vendor's prepetition claim. The value of the prepetition merchandise returned shall not exceed, in the aggregate, approximately $7,913. Additionally, participating vendors will also provide credit for merchandise purchases in an amount equal to two and one-half times the value of the prepetition merchandise returned. The revolving trade credit will be granted, generally, on 90-day terms for a period of one year from the date of the agreement.

           Additionally, the Company also reached an agreement in July 1997 with its vendors and creditors allowing the Company to increase the level of consigned merchandise. Pursuant to the terms of the agreement, certain Company vendors will commit to maintain a specified minimum amount of consigned merchandise with the Company for a specified period. The Company shall hold such merchandise for sale in the ordinary course of its business and is responsible for insuring the consignment merchandise for its full value and against all risks of loss.

           The accompanying consolidated financial statements have been prepared in conformity with principles of accounting applicable to a going concern, which contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. As a result of the Chapter 11 filing and circumstances relating to this event, such realization of assets and satisfaction of liabilities is subject to uncertainty. A plan of reorganization could materially change the amounts reported in the accompanying consolidated financial statements, which do not give effect to adjustments to the carrying values of assets and liabilities, which may be necessary as a consequence of a plan of reorganization. The Company's ability to continue as a going concern is contingent upon, among other things, its ability to formulate a plan of reorganization that will be confirmed by the Bankruptcy Court, to achieve satisfactory levels of profitability and cash flow from operations, to maintain compliance with the debtor-in-possession trade financing agreement and terms of the cash stipulation (Note 6), and the ability to obtain sufficient financing sources to meet future obligations.

2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           Principles of Consolidation The consolidated financial statements include the accounts of Barry's Jewelers Inc. and its wholly owned subsidiary for the fiscal years ended May 31, 1997 and 1996; intercompany transactions and balances have been eliminated.

                      BARRY'S JEWELERS, INC. AND SUBSIDIARY
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED MAY 31, 1997, 1996 AND 1995
                             (DOLLARS IN THOUSANDS)


           Prior Reorganization    On February 26, 1992, the Company voluntarily
           initiated a case under Chapter 11 of the United States Bankruptcy Code and filed a prenegotiated plan of reorganization. On June 19, 1992, the United States Bankruptcy Court for the Central District of California entered an order confirming the Company's Amended Plan of Reorganization, as modified (the "Prior Reorganization Plan"). The effective date of the Prior Reorganization Plan was June 30, 1992.

           Cash and Cash Equivalents    The Company considers all highly liquid
           investments with an original maturity of three months or less to be cash equivalents.

           Customer Receivables    The Company offers its merchandise on credit
           terms to qualified customers. The Company's policy is to attempt to obtain a cash down payment on all credit sales, with remaining monthly payments established such that the payment of the credit balance will occur, generally, over a period ranging from 24 to 36 months. In accordance with industry practice, customer receivables are included in current assets in the Company's consolidated balance sheet. The Company routinely assesses the collectibility of its customer receivables.

           The Company's receivables are with customers residing principally in Texas and California, with approximately 40% and 33%, respectively, of all customer accounts. The Company does business in 18 states, primarily California, Texas, Arizona, North Carolina, Utah, Indiana, Ohio, Colorado, Idaho, and Montana.

           Merchandise Inventories    Merchandise inventories, substantially all
           of which represent finished goods, are stated at the lower of weighted average cost or market. Weighted average cost is determined on the first-in, first-out method.

           Property and Equipment    Property and equipment in existence at June
           30, 1992 were stated at fair values as of that date pursuant to fresh start reporting adopted in connection with the Prior Reorganization Plan. Additions since June 30, 1992 are stated at cost.

           Depreciation and amortization of leasehold improvements, furniture and fixtures, and equipment are computed by the straight-line method over the lesser of related lease terms or the estimated useful lives of such assets as set forth in the following table:


                                                Useful Lives
                                                 in Years
                                                -----------
                      Leasehold improvements       10-15
                      Furniture and fixtures        5-10
                      Computers and equipment          5


           Impairment of Long-lived Assets    The Financial Accounting Standards
           Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of," which is effective for fiscal years beginning after December 15, 1995. The standard requires an entity to review long-lived assets for impairment and recognize a loss if expected future cash flows are less than the carrying amount of the assets; such losses are measured as the difference between the carrying value and the estimated fair value of the assets. The estimated fair value is determined based on expected future cash flows. The Company adopted this standard in fiscal 1997 and recognized an impairment loss of approximately $3,947. This impairment loss is comprised of leasehold improvements and fixtures at 37 closed stores, as well as computer equipment and software related to the Company's plan to replace its merchandise management and point-of-sale systems.

           Deferred Debt Issuance Costs    Deferred debt issuance costs are
           reported on the Company's consolidated balance sheet as other assets and are being amortized on a straight-line basis over the terms of the related financing agreements.

                      BARRY'S JEWELERS, INC. AND SUBSIDIARY
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED MAY 31, 1997, 1996 AND 1995
                             (DOLLARS IN THOUSANDS)


           Revenue Recognition     The Company recognizes revenue upon delivery
           of merchandise to the customer and either the receipt of a cash payment or approval of a credit agreement.

           Reorganization Costs     Professional fees and expenditures directly
           related to the Chapter 11 filing are classified as reorganization costs and are expensed as incurred. Reorganization costs for the year ended May 31, 1997, consisted primarily of estimated store lease rejection claims and professional fees. Cash paid for reorganization costs during the year ended May 31, 1997 amounted to $1,205, including amounts paid to professionals as retainers. The retainers are included in prepaid and other current assets in the accompanying consolidated balance sheet.

           Income Taxes     Income taxes are computed using the liability
           method. The provision for income taxes includes income taxes payable for the current period and the deferred income tax consequences of transactions that have been recognized in the Company's financial statements or income tax returns. The carrying value of deferred income tax assets is determined based on an evaluation of whether the realization of such assets is more likely than not. Temporary differences result primarily from accrued liabilities, valuation allowances, depreciation and amortization, and state franchise taxes.

           Income (Loss) per Share     Income (loss) per share is based on the
           weighted average number of shares of common stock and common stock equivalents outstanding during the periods presented. Common stock equivalents consist of shares issuable upon the exercise of stock options and warrants, and are included in the calculation of the weighted average number of shares outstanding when their effect is dilutive.

           On November 1, 1994, the Company's Board of Directors declared a 1-for-5 reverse stock split of the Company's common stock and decreased authorized common shares to 8 million shares effective November 16, 1994. All references in the financial statements to the number of shares and per share amounts have been retroactively adjusted for the reverse stock split and the decrease in the number of authorized shares.

           Accounting for Stock-based Compensation     In October 1995, the FASB
           issued SFAS No. 123, "Accounting for Stock-based Compensation." SFAS No. 123 requires compensation expense equal to the fair value of the option grant to be estimated using accepted option policy formulas when the option is granted. The compensation may either be charged to the statement of operations or set forth as pro forma information in the footnotes to the financial statements, depending on the method elected by the Company upon adoption of the standard. During fiscal 1997, the Company adopted the disclosure requirements of SFAS No. 123 and elected to continue using the intrinsic value method prescribed in Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," for stock option expense recognition. The Company omitted the pro forma information required to be disclosed due to immateriality.

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

           Fair Market Value of Financial Instruments     The carrying amounts
           of cash and cash equivalents, trade accounts payable and accrued liabilities approximate fair value because of the short maturity of these financial instruments. As a result of the Company's Chapter 11 filing, a limited market has developed for the trading of financial instruments included as liabilities subject to compromise. Since the market for claims against the Company under Chapter 11 is not well developed, no reliable source of market price is available.

           Reclassifications    Certain reclassifications have been made to
           prior year amounts to conform to the current year presentation.

                      BARRY'S JEWELERS, INC. AND SUBSIDIARY
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED MAY 31, 1997, 1996 AND 1995
                             (DOLLARS IN THOUSANDS)


           Prospective Accounting Changes     The FASB has issued SFAS No. 128,
           "Earnings Per Share". The Company will adopt SFAS No. 128 in fiscal 1998.

           In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which will be effective for the Company beginning with fiscal 1998. SFAS No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about an enterprise's operating segments. The Company has not yet completed its analysis of which operating segments it will report, if any.

3.         INVENTORY VALUATION

           In connection with the change in merchandising strategy developed by the Company's new management team, an inventory valuation reserve of $3,033 was established as of May 31, 1997 to adjust the carrying value of ending inventory to its estimated net realizable value.

4.         OTHER ACCRUED LIABILITIES

           Other accrued liabilities consist of the following:

                     May 31,                           1997           1996
                     ---------------------------     ------         ------
                     Accrued wages and benefits      $2,277         $2,325
                     Other accrued expenses           1,707          1,392
                     Sales tax                          633            581
                     Accrued interest                   617            594
                     Layaway and customer refunds       453            346
                                                     ------         ------
                                                     $5,687         $5,238
                                                     ======         ======

                      BARRY'S JEWELERS, INC. AND SUBSIDIARY
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED MAY 31, 1997, 1996 AND 1995
                             (DOLLARS IN THOUSANDS)


5.         LIABILITIES SUBJECT TO COMPROMISE UNDER REORGANIZATION PROCEEDINGS

           Liabilities subject to compromise under reorganization proceedings consist of the following as of May 31, 1997:

        Secured liabilities:
          Borrowings outstanding under
            Revolving Credit Agreement (Note 6)                 $ 57,855
          Senior Secured Notes (includes interest payable
            of $3,073 accrued through Petition Date)              53,073
          Other notes payable and capital lease obligations           88
                                                                --------
                                                                 111,016

        Unsecured liabilities:
          Trade accounts payable                                  10,344
          Other accrued expenses (includes restructuring
            and reorganization expenses)                           8,911
                                                                --------
                                                                  19,255
                                                                --------
                                                                $130,271
                                                                ========

           Any plan of reorganization ultimately approved by the Company's impaired prepetition creditors and shareholders and confirmed by the Bankruptcy Court may materially change the amounts and terms of these prepetition liabilities. Such amounts are estimated as of May 31, 1997, and the Company anticipates that claims filed with the Bankruptcy Court by the Company's creditors will be reconciled to the Company's financial records. The additional liability arising from this reconciliation process, if any, is not subject to reasonable estimation, and accordingly, no provision has been recorded for these possible claims. The termination of other contractual obligations and the settlement of disputed claims may create additional prepetition liabilities. Such amounts, if any, will be recognized in the balance sheet as they are identified and become subject to reasonable estimation.

6.         LONG-TERM DEBT

           Long-term debt consists of the following (amounts as of May 31, 1997 are included with Liabilities Subject to Compromise -- Note 5):

        MAY 31,                                                 1997        1996
        -------------------------------------------------   --------    --------
        Revolving Credit Agreement                          $ 57,855    $  8,190
        Senior Secured Notes                                  50,000      50,000
        Other notes payable and capital lease obligations         88         270
        Accounts Receivable Securitization Facility             --        45,119
                                                            --------    --------
                                                             107,943     103,579
        Less: current portion                                   --           181
                                                            --------    --------
                                                            $107,943    $103,398
                                                            ========    ========

                      BARRY'S JEWELERS, INC. AND SUBSIDIARY
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED MAY 31, 1997, 1996 AND 1995
                             (DOLLARS IN THOUSANDS)


           On December 21, 1995, the Company completed an accounts receivable securitization (the "Securitization Facility"). In connection with the Securitization Facility, the Company also entered into an amended and restated revolving credit facility (the "Revolving Credit Agreement"), which amended the original December 22, 1993 credit agreement. The Company granted the lender under the Revolving Credit Agreement a lien on substantially all of its assets and properties. Both the Securitization Facility and the Revolving Credit Agreement were three-year facilities.

           The Senior Secured Notes bear interest at 11% per annum, payable semiannually on April 30 and October 31, are due December 22, 2000, and are secured by an interest in the Company's assets that is second in priority to the obligations pursuant to the Revolving Credit Agreement. Accrued interest payable on the Senior Secured Notes was $3,234 and $458 at May 31, 1997 and 1996, respectively.

           During the first quarter of fiscal 1997, the Company was notified that the Agent of the Securitization Facility desired to extinguish the commitment under the facility. On August 30, 1996, in conjunction with the termination of the Securitization Facility, the Company entered into an amended revolving credit agreement (the "Amended Revolving Credit Agreement") and paid fees of approximately $2,305, which it deferred and is amortizing over the term of the agreement. On August 30, 1996, the indenture governing the Senior Secured Notes was also amended to the extent required to permit the consummation of the Amended Revolving Credit Agreement and the termination of the Securitization Facility. The Company recorded an extraordinary charge of $876 in connection with the early extinguishment of the Securization Facility.

           On January 27, 1997, the Company's Amended Revolving Credit Agreement was amended again (the "Second Amended Revolving Credit Agreement") and the bank waived the Company's non-compliance with certain financial covenants therein for the quarter ended November 30, 1996 and reduced its commitment to lend to the Company from $85,000 to $70,000 as of January 27, 1997 through May 31, 1997, at which time the commitment would be further reduced to $65,000 from June 1, 1997 through the final maturity date of August 31, 1999. Outstanding borrowings bear interest at the agent bank's reference rate plus 1.5% unless an Event of Default (as defined in the Second Amended Revolving Credit Agreement) has occurred and is continuing, or is not waived, in which case such outstanding borrowings bear interest at 3.0% above the rate otherwise payable.

           The Company again failed to meet certain financial covenants contained in the Second Amended Revolving Credit Agreement at February 28, 1997, which constituted an Event of Default, and the bank did not waive the Company's non-compliance with these financial covenants. Additionally, the Event of Default prohibited the Company from paying the interest on the Senior Secured Notes due on April 30, 1997.

           Loans outstanding of $57,855 under the Second Amended Revolving Credit Agreement at May 31, 1997 bear a weighted average interest rate of 13.3%. All debt has been classified as liabilities subject to compromise in the accompanying consolidated balance sheet as a result of the Chapter 11 filing (Note 1).

           On May 14, 1997, the Company received interim approval of the Bankruptcy Court of an Agreement to Use Cash Collateral. At May 31, 1997, approximately $1,313 of the Company's consolidated cash balance was restricted from use in accordance with the terms of the agreement. The Company operated under this agreement until July 22, 1997, at which time it received final court approval of an Amended and Restated Stipulation Pursuant to Sections 361 and 363 of the Bankruptcy Code Authorizing Debtor's Use of Cash Collateral and Granting Adequate Protection to Collateral Agent, Lenders and Bondholders (the "Cash Stipulation"). Pursuant to the terms of the Cash Stipulation, the lenders agreed to increase the availability under the Company's Second Amended Revolving Credit Agreement to 82% of eligible accounts receivable, as defined, and to 45% of eligible inventory, as defined, subject to various reductions stipulated in the Cash Stipulation. As of the Petition Date, the Company had no availability under the Second Amended Revolving Credit Agreement.

                      BARRY'S JEWELERS, INC. AND SUBSIDIARY
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED MAY 31, 1997, 1996 AND 1995
                             (DOLLARS IN THOUSANDS)


7.         INCOME TAXES

           At May 31, 1997, the Company had a net operating loss carryforward for federal income tax purposes of $61,700 which is scheduled to expire in the years May 31, 2006 through May 31, 2012. Of this $61,700, approximately $14,000 is scheduled to expire in the years May 31, 2006 through May 31, 2008, and is subject to the limitations imposed under Internal Revenue Code ("IRC") Section 382.

           Section 382 of the Code provides a limitation (Section 382 limitation) on the use of net operating loss carryovers, net operating losses, and certain built-in losses and deduction items of a loss corporation that has an ownership change. For financial statement purposes, utilization of a net operating loss, under
           Section 382 of the Code, is recorded as a credit to common stock.

           The balance of the net operating losses, approximately $47,700, is not subject to the limitations imposed under IRC Section 382 and is scheduled to expire through May 31, 2012.

           At May 31, 1997 and 1996, the Company has recorded a noncurrent deferred tax asset of $72 and $122, respectively, representing alternative minimum tax (AMT) credit carryforwards. Unlike net operating loss carryforwards, the AMT credit has an indefinite carryforward periods as it will be available to reduce the Company's regular tax liability in any future year.

           The Company maintains a valuation allowance against the net deferred tax assets, which, in management's opinion, reflects the net deferred tax asset which is more likely than not to be realized.

           The provision for income taxes includes the following:


                  For the years ended May 31,         1997      1996    1995
                  ---------------------------         ----     -----   -----
                           Current:
                                    Federal           $204     $(630)  $ 853
                                    State               30        40      29
                                                      ----     -----   -----
                                                       234      (590)    882

                           Deferred:
                                    Federal             50       285    (652)
                                    State                -       593    (230)
                                                      ----     -----   -----
                                                        50       878    (882)
                                                      ----     -----   -----
                                                      $284     $ 288   $   -
                                                      ====     =====    ====

                      BARRY'S JEWELERS, INC. AND SUBSIDIARY
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED MAY 31, 1997, 1996 AND 1995
                             (DOLLARS IN THOUSANDS)


           The Company's effective tax rate differs from the statutory federal income tax rate as follows:

For the years ended May 31,                             1997    1996    1995
---------------------------                            ------  ------  ------
   Statutory rate                                      -35.0%  -35.0%   35.0%
   Surtax benefit                                        1.0     1.0    (1.0)
   State taxes (net of federal benefit)                  --      1.1     3.6
   Valuation allowance                                  35.4    41.7   (34.8)
   Alternative minimum tax credits                       --      --     (3.8)
   Other                                                (0.8)    2.7     1.0
                                                        ----    ----    ----
                                                         0.6%   11.5%    0.0%
                                                        ====    ====    ====

           Significant components of the Company's deferred income taxes are as follows:

Current tax assets:                             May 31, 1997    May 31, 1996
                                                ------------    ------------
   Customer accounts receivable                    $ 4,460        $  4,734
   Merchandise inventories                             896           1,225
   Vacation accrual                                    211             283
   State franchise taxes                              (741)             (4)
   Other                                                --             (64)
                                                  --------        --------
                                                     4,826           6,174

Noncurrent tax assets:
   State franchise taxes                            (1,039)           (745)
   Property and equipment                              (36)           (111)
   Inventory valuation allowance                     1,313              --
   Net operating loss carryforwards                 22,492           6,053
   Other                                               362             421
                                                  --------        --------
                                                    23,092           5,618
                                                  --------        --------
Total deferred tax assets                           27,918          11,792
   Valuation allowance                             (27,846)        (11,670)
                                                  --------        --------
Net deferred tax assets                           $     72        $    122
                                                  ========        ========

                      BARRY'S JEWELERS, INC. AND SUBSIDIARY
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED MAY 31, 1997, 1996 AND 1995
                             (DOLLARS IN THOUSANDS)


8.         COMMITMENTS AND CONTINGENCIES

           The Company leases store and office facilities and certain equipment used in its regular operations under operating leases which expire at various dates through 2007. The store leases provide for additional rentals based upon sales and for payment of taxes, insurance and certain other expenses. Rent expense charged to operations is as follows:

For the years ended May 31,             1997            1996            1995
---------------------------           -------         -------         -------
    Minimum rentals                   $11,616         $10,514         $ 9,914
    Contingent rentals                  2,706           2,829           2,816
                                      -------         -------         -------
                                      $14,322         $13,343         $12,730
                                      =======         =======         =======

           Included in the above table is rent expense paid to officers/ shareholders related to certain stores and the office facility of $649, $684, and $787, respectively for the fiscal years ended May 31, 1997, 1996, and 1995.

           Subject to the approval of the Bankruptcy Court, the Company can reject executory contracts, including leases, under the relevant provisions of the Bankruptcy Code. Rejection of a lease gives the lessor the right to assert a prepetition claim against the Company. However, the amount of the claim may be limited by the Bankruptcy Court. In connection with the closure of certain stores (Note 1), certain leases have been renegotiated, settled, or rejected. The expected costs of such lease terminations are included in reorganization expenses in the statement of operations. The analysis of minimum rental commitments has not been adjusted to reflect possible additional future lease rejections.

           Minimum rental commitments for all remaining noncancelable leases in effect as of May 31, 1997 are as follows:


For the years ending May 31,         Shareholders      Others          Total
----------------------------         ------------     -------         -------
    1998                              $  683         $ 7,896         $ 8,579
    1999                                 683           7,374           8,057
    2000                                 688           6,679           7,367
    2001                                 786           5,941           6,727
    2002                                 786           5,360           6,146
    Thereafter                         2,357          17,535          19,892
                                      ------         -------         -------
                                      $5,983         $50,785         $56,768
                                      ======         =======         =======

           The Company is from time to time involved in routine litigation incidental to the conduct of its business. Based upon discussions with legal counsel, management believes that its litigation currently pending, other than its Chapter 11 proceedings previously discussed, will not have a material adverse effect on the Company's financial position or results of operations.

9.         SHAREHOLDERS' (DEFICIENCY) EQUITY

           Stock Option Plans In 1992, the Company adopted a stock incentive plan (the "1992 Stock Option Plan") to enable key employees to acquire shares of the Company's common stock. The 1992 Stock Option Plan was terminated and replaced by the Company's 1994 Employee Stock Option Plan. At May 31, 1997, there were options to purchase 16,080 shares of the Company's common stock outstanding under the 1992 Stock Option Plan.

                     BARRY'S JEWELERS, INC. AND SUBSIDIARY
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED MAY 31, 1997, 1996 AND 1995
                             (DOLLARS IN THOUSANDS)


The 1994 Employee Stock Option Plan provides for the grant of Incentive Stock Options (ISOs) and Nonqualified Stock Options (NSOs). Options granted are at the fair market value at the date of grant for ISOs (or not less than 85% of fair market value for NSOs) and, subject to termination of employment, expire no later than ten years from the date of grant, are not transferable, and vest in three equal annual installments as specified by the Audit and Compensation Committee of the Board of Directors. Up to 420,000 shares of common stock may be issued under the 1994 Employee Stock Option Plan, amended.

Under the 1994 Employee Stock Option Plan, nonemployee directors automatically receive options to purchase 2,000 shares of common stock upon their being added to the Board of Directors and options to purchase 1,000 shares of common stock on the date of each annual meeting of shareholders at which they are reelected to the Board.

Changes for all options are summarized as follows:

                                                                    Weighted
                                                                     Average
                                  Number        Option Price        Exercise
                                Of Shares        Per Share            Price
                                ---------       -------------       --------
Outstanding at May 31, 1994      157,130        $4.13 - $4.13         $4.13
     Granted                     105,800        $4.13 - $4.13         $4.13
     Terminated                   (5,830)       $4.13 - $4.13         $4.13
                                ---------       -------------       --------
Outstanding at May 31, 1995      257,100        $4.13 - $4.13         $4.13
     Granted                     254,600        $3.44 - $4.43         $4.05
     Terminated                  (78,424)       $4.13 - $4.13         $4.13
                                ---------       -------------       --------
Outstanding at May 31, 1996      433,276        $3.44 - $4.43         $4.08
     Granted                     180,400        $1.69 - $3.88         $2.27
     Terminated                 (395,296)       $3.38 - $4.43         $4.08
                                ---------       -------------       --------
Outstanding at May 31, 1997      218,380        $1.69 - $4.13         $2.58
                                =========       =============       ========

May 31,                                           1997      1996      1995
----------------------------------------------------------------------------
Shares exercisable                               24,888   120,329     85,084
Shares available for grant at end of year       217,700    97,600    116,800


The Company omitted the pro forma information required to be disclosed by SFAS No. 123 due to its immateriality. Because options vest over several years and additional options are granted each year, the effects on pro forma net loss and related per share amounts in the current year are not representative of the effect for future years.

                                                           Weighted                      Weighted
                                      Weighted Average     Average                        Average
     Range of           Shares           Remaining         Exercise        Shares         Exercise
 Exercise Prices      Outstanding     Contractual Life      Price        Exercisable        Price
-----------------    -------------    ----------------    ----------    -------------    ----------
 $1.69 to $3.56         169,000              9.5             $2.17          1,160           $3.50
 $3.56 to $4.13          49,380              7.3             $3.96         23,728           $4.07
                       --------                             ------        -------          ------
                        218,380                              $2.58         24,888           $4.05

                      BARRY'S JEWELERS, INC. AND SUBSIDIARY
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED MAY 31, 1997, 1996 AND 1995
                             (DOLLARS IN THOUSANDS)



           Warrants     In connection with the Prior Reorganization Plan, the
           Company's then lenders received warrants to purchase an aggregate of 50,000 shares of the Company's common stock at a price of $16.75 per share, expiring June 30, 2002.

           Employee Incentive Stock Plan The Employee Incentive Stock Plan provides for the grant by the Company of shares of common stock for no consideration (other than past services). The Employee Incentive Stock Plan has a term of ten years. A total of 100,000 shares of common stock was initially reserved for issuance pursuant to the Employee Incentive Stock Plan. A total of 90,000 shares was issued under the plan during 1992 and 1993. The fair market value of the shares of $150,000 at the date of grant was charged to expense over the three-year vesting period.

           Employee Stock Purchase Plan     On November 1, 1994, shareholders of
           the Company approved the Company's Employee Stock Purchase Plan, which enables substantially all employees of the Company with more than one year of service to purchase shares of the Company's common stock at not less than 85% of the fair market value at the date of purchase during one or more offering periods specified by the Company. A total of 50,000 shares was authorized for issuance under this plan; 9,956 and 30,441 shares of common stock were purchased under this plan during fiscal 1997 and 1996, respectively.

           Additionally, on February 13, 1997, the Company issued 20,000 shares of common stock to two former executives in accordance with their employment agreements. The Company recognized compensation expense of approximately $37 in connection with this stock issuance.

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

           401(k) Retirement Plan     The Board of Directors adopted a qualified
           401(k) retirement plan effective June 1, 1995. Substantially all employees of the Company are eligible to participate in the Company's 401(k) plan upon attaining age 21 and six consecutive months of service. Employees may elect to contribute 1% to 15% of their compensation, subject to certain IRS limitations. Employer matching contributions are determined annually by a Board of Directors resolution. No employer matching contributions were granted during fiscal 1997 or 1996. Participants are partially vested in employer matching contributions after 2 years and fully vested after 5 years of employment with the Company.

                               INDEX TO EXHIBITS


EXHIBIT
   NO.         DESCRIPTION
   ---         -----------

   3.1 Restated Articles of Incorporation filed November 16, 1994 in connection with the Reverse Stock Split (5).

   3.2     Bylaws (10).

   4.1(a) Indenture, dated as of December 22, 1993, between Barry's Jewelers, Inc. and First Trust National Association, as trustee ( the "Trustee"), with respect to the 11% Senior Secured Notes due December 22, 2000, including the form of Note certificate (4).

   4.1(b) Amendment No. 1 to Indenture, dated as of February 14, 1994, between Barry's Jewelers, Inc. and the Trustee (5).

   4.1(c) Amendment No. 2 to Indenture, dated as of March 18, 1994, between Barry's Jewelers, Inc. and the Trustee (6).

   4.1(d) Amendment No. 3 to Indenture, dated as of December 21, 1995, between Barry's Jewelers, Inc. and the Trustee (6).

   4.1(e) Amendment No. 4 to Indenture, dated as of August 30, 1996, between Barry's Jewelers, Inc. and the Trustee (9).

   4.2 Exchange Agreement, dated as of December 22, 1993, by and among the Company and the holders signatories thereto (1).

   4.3 Senior Secured Notes Registration Rights Agreement, dated as of December 22, 1993, by and among the Company and the holders signatories thereto (1).

   4.4 Common Stock Registration Rights Agreement, dated as of December 22, 1993, by and among the Company and the holders signatories thereto
           (1).

   4.5 Second Amended and Restated Revolving Credit Agreement, dated as of August 30, 1996, by and among the Company, The First National Bank of Boston ("FNBB"), as lender and agent thereunder (9).

   4.6(a) Collateral Agency and Intercreditor Agreement, dated as of December 22, 1993, among FNBB, as collateral agent for the secured parties and as agent for the lenders (under the New Revolving Credit Agreement), the Trustee, on behalf of the holders of the Notes and the Company
           (1).

   4.6(b) Amendment Agreement No. 1, dated as of December 21, 1995, to Collateral Agency and Intercreditor Agreement, dated as of December 22, 1993, among FNBB, the Trustee, and the Company (6).

   4.6(c) Amendment Agreement No. 2, dated as of August 30, 1996, to Collateral Agency and Intercreditor Agreement, dated as of December 22, 1993, among FNBB, the Trustee, and the Company (5).

   4.7 Second Amended and Restated Security Agreement, dated as of August 30, 1996, between the Company and FNBB, as collateral agent for the secured parties (9).

   4.8 Second Amended and Restated Trademark Collateral Security and Pledge Agreement, dated as of August 30, 1996, between the Company and FNBB
           (9).

  10.1 Lease dated February 1, 1990 between the El Monte Partnership as Landlord and Barry's Jewelers, Inc. as Tenant (8).

  10.2     Executive Incentive Bonus Plan for the year ended May 31, 1994 (2).*

  10.3     Executive Incentive Bonus Plan for the year ended May 31, 1995 (5).*

  10.4 Lease dated December 1, 1990, between Gerson I. Fox and David Blum, as Lessors, and BBF Jewelers Management, Inc., as Lessee (2).

  10.5     Deferred Compensation Plan (4).*

  10.6     Executive Deferral plan (6).*

  10.7     Executive Bonus Plan - Master Plan Document (4).*

  10.8     Executive Bonus Plan - Trust Agreement (4).*

  10.9     Employee Stock Purchase Plan (5).*

  10.10 Employment Agreement dated April 8, 2996, between the Company and Thomas S. Liston (9).*

  10.11 Employment Agreement dated April 8, 1996, between the Company and Robert Bridel (9).*

  10.12 Agreement dated March 19, 1997, between the Company and thomas S. Liston (10).*

  10.13    Agreement dated March 19, 1997, between the Company and Robert Bridel
           (10).*

  10.14(a) Form of Employment Agreement to be entered into between the Company and each of Samuel J. Merksamer, as President and Chief Executive Officer, E. Peter Healey, as Executive Vice President, Chief Financial Officer and Secretary, Randy N. McCullough, as Senior Vice President - Merchandising, Chad C. Haggar, as Vice President - Operations, and Bill R. Edgel, as Vice President - Marketing (10).*

  10.14(b) Term Sheet between the Company and certain of the Company's creditors evidencing their compromise regarding the terms of such employment agreements (10).*

  10.14(c) Schedule of Certain Terms of such employment agreements (10).*

  10.15(a) Trade Financing Agreement Term Sheet (10).

  10.15(b) Form of Trade Financing Agreement (10).

  10.15(c) Exhibit B to Form of Trade Financing Agreement (10).

  10.15(d) Form of Consignment Agreement (10).

  23       Consent of Independent Auditors (10).

  27       Financial Data Schedule (10).

  --------------------------------------------

  (1) Incorporated herein by reference to the Company's Current Report on Form AK filed December 22, 1993.

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

  (6) Incorporated herein by reference to the Company's Current Report on Form 8-K filed December 21, 1995.

  (7) Incorporated herein by reference to the indicated exhibits filed in response to Item 14, "Exhibits," of the Company's Annual Report on Form 10-K/A for the year ended May 31, 1995.

  (8) Incorporated herein by reference to the indicated exhibits filed in response to Item 14, "Exhibits," of the Company's Annual Report on Form 10-K for the year ended may 31, 1990.

  (9) Incorporated herein by reference to the indicated exhibits filed in response to Item 14, "Exhibits," of the Company's Annual Report on Form 10-K for the year ended may 31, 1996.

  (10)   Filed herewith.

         Management contract or compensatory plan or arrangement.