Form 10-Q
period 1997-08-31
BARRYS JEWELERS INC /CA/
filed 1997-10-15
CIK 790360

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                 ANNUAL REPORT PURSUANT to SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      For the period ended August 31, 1997. Commission File Number 0-15017

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

       Registrant's telephone number, including area code: (626) 303-4741

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                               Title of each class
                               -------------------
                                  Common Stock
                                    Warrants

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES. [X] NO. [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of October 12, 1997, the issuer had a total of 4,029,372 shares of common stock outstanding.

  APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution under a plan confirmed by a court. [ X ] Yes. [ ] No.

                             BARRY'S JEWELERS, INC.

                                    FORM 10-Q

                                      INDEX


                                                                              PAGES
PART I  FINANCIAL INFORMATION

        ITEM 1.Financial Statements                                             1


               A.     Consolidated Balance Sheets                               1

               B.     Consolidated Statements of Operations                     2

               C.     Consolidated Statements of Cash Flows                     3

               D.     Notes to Consolidated Financial Statements                4


        ITEM 2.Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                        7


PART II.OTHER INFORMATION

        ITEM 1.Legal Proceedings                                                11

        ITEM 2.Changes in Securities                                            11

        ITEM 3.Defaults Upon Senior Securities                                  11

        ITEM 4.Submission of Matters to a Vote of Security Holders              11

        ITEM 5.Other Information                                                11

        ITEM 6.Exhibits and Reports on Form 8-K                                 11


ITEM 1.
PART I

                      BARRY'S JEWELERS, INC. AND SUBSIDIARY
                             (DEBTOR-IN-POSSESSION)

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                 AUGUST 31, 1997    MAY 31, 1997
                                                                 ---------------    -------------
                             ASSETS                                (UNAUDITED)

Current assets:
     Cash and cash equivalents                                          $  16,419    $   7,322
     Customer receivables, net of allowances for doubtful accounts of
         $8,839 at August 31, 1997, and $10,300 at May 31, 1997            50,561       54,552
     Merchandise inventories                                               33,913       41,374
     Prepaid expenses and other current assets                              1,408        2,142
                                                                        ---------    ---------

                Total current assets                                      102,301      105,390

Property and equipment:
     Leasehold improvements, furniture and fixtures                        20,776       20,726
     Computers and equipment                                                4,177        4,110
                                                                        ---------    ---------

                                                                           24,953       24,836

     Less:  accumulated depreciation and amortization                      10,182        9,413
                                                                        ---------    ---------

     Net property and equipment                                            14,771       15,423

Deferred income taxes                                                          72           72
Other assets, principally deferred debt issuance costs, net of accumulated amortization of $2,120 at August 31, 1997,
     and $1,834 at May 31, 1997                                             2,277        2,598
                                                                        ---------    ---------

                Total assets                                            $ 119,421    $ 123,483
                                                                        =========    =========

                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities:
     Accounts payable - trade                                           $   1,373    $     221
     Other accrued liabilities                                              7,136        5,687
                                                                        ---------    ---------

                Total current liabilities                                   8,509        5,908

Liabilities subject to compromise under
     reorganization proceedings                                           130,348      130,271

Commitments and contingencies

Shareholders' deficiency:
     Common stock; no par value; authorized 8,000,000
         shares; issued and outstanding, 4,029,372 shares
         at August 31, 1997 and May 31, 1997                               33,247       33,247
     Accumulated deficit                                                  (52,683)     (45,943)
                                                                        ---------    ---------
                Total shareholders' deficiency                            (19,436)     (12,696)
                                                                        ---------    ---------
                Total liabilities and shareholders' deficiency          $ 119,421    $ 123,483
                                                                        =========    =========

See Notes to Consolidated Financial Statements

                      BARRY'S JEWELERS, INC. AND SUBSIDIARY
                             (DEBTOR-IN-POSSESSION)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
            (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)


FOR THE QUARTERS ENDED AUGUST 31,                       1997        1996
-------------------------------------------------    ----------   -------
                                                          (UNAUDITED)

Net sales                                            $ 22,288    $ 26,101
Finance and credit insurance fees                       2,947       3,733
                                                     --------    --------

                                                       25,235      29,834
                                                     --------    --------

Costs and expenses:
     Cost of goods sold, buying and occupancy          15,860      17,394
     Selling, general and administrative expenses      10,494      12,561
     Provision for doubtful accounts                    1,493       2,138
                                                     --------    --------

                                                       27,847      32,093
                                                     --------    --------
                     Operating loss                    (2,612)     (2,259)

Interest expense, net                                   3,118       2,612
                                                     --------    --------
         Loss before reorganization costs,
              income taxes, and extraordinary item     (5,730)     (4,871)

Reorganization costs                                    1,010        --
                                                     --------    --------

         Loss before income taxes and
               extraordinary item                      (6,740)     (4,871)
Income taxes                                             --
                                                     --------    --------

         Loss before extraordinary item                (6,740)     (4,871)
Extraordinary item                                       --          (876)
                                                     --------    --------

Net loss                                             $ (6,740)   $ (5,747)
                                                     ========    ========

Loss per share:
         Loss before extraordinary item              $  (1.67)   $  (1.22)
         Extraordinary item                               --     $  (0.22)
                                                     --------    --------

Net loss per share                                   $  (1.67)   $  (1.44)
                                                     ========    ========

Weighted average number of common
      shares outstanding                                4,029       3,999
                                                     ========    ========

See Notes to Consolidated Financial Statements

                      BARRY'S JEWELERS, INC. AND SUBSIDIARY
                             (DEBTOR-IN-POSSESSION)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

FOR THE QUARTERS ENDED AUGUST 31,                                   1997         1996
---------------------------------------------------------------  ----------   ----------
                                                                        (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                    $ (6,740)   $ (5,747)
     Adjustments to reconcile net loss to net cash
         provided by operating activities:
         Depreciation and amortization                              1,055         881
         Extraordinary loss                                          --           876
         Provision for doubtful accounts                            1,493       2,138
         Loss on sale or abandonment of property and equipment       --            70
         Deferred income taxes                                       --          (317)
     Changes in assets and liabilities:
         Customer receivables                                       2,498       1,719
         Merchandise inventories                                    7,461      (5,435)
         Prepaid expenses and other current assets                    734         (18)
         Other assets                                                  35      (1,725)
         Accounts payable - trade                                   1,152       9,892
         Other Accrued liabilities                                  1,526         676
                                                                 --------    --------

                   Net cash provided by operating activities        9,214       3,010
                                                                 --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                              (117)     (3,429)
     Proceeds from sale of assets                                    --            11
                                                                 --------    --------

                   Net cash used in investing activities             (117)     (3,418)
                                                                 --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings under revolving credit facility                  --        45,493
     Net repayments under securitization facility                    --       (45,119)
     Principal payments on long-term debt                            --           (31)
                                                                 --------    --------

                   Net cash provided by financing activities         --           343
                                                                 --------    --------

Net increase (decrease) in cash and cash equivalents                9,097         (65)
Cash and cash equivalents at beginning of period                    7,322       1,765
                                                                 --------    --------

Cash and cash equivalents at end of period                       $ 16,419    $  1,700
                                                                 ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for
         Interest                                                $  1,212    $    796
         Income taxes                                            $      6    $     10


See Notes to Consolidated Financial Statements

                      BARRY'S JEWELERS, INC. AND SUBSIDIARY
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended August 31, 1997 are not necessarily indicative of the results that may be expected for the year ending May 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Registrant Company's Annual Report on Form 10-K for the year ended May 31, 1997.

2. REORGANIZATION

Barry's Jewelers, Inc. (Debtor-in-Possession) and subsidiary (the "Company") operates a chain of retail stores that sell fine jewelry and watches, utilizing credit financing to enhance sales. It operated 128 stores on August 31, 1997, and 152 stores on August 31, 1996.

On May 11, 1997, (the "Petition Date"), the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") in the United States Bankruptcy Court for the Central District of California, Los Angeles Division. Management determined that filing the Chapter 11 petition would allow the Company the needed time and flexibility to restructure its operations, help assure the continued flow of merchandise to its stores, and provide the time and protection necessary to restructure the Company's funding sources.

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

In a Chapter 11 filing, substantially all liabilities as of the Petition Date are subject to compromise or other treatment under a plan of reorganization. For financial reporting purposes, those liabilities and obligations whose disposition is dependent on the outcome of the Chapter 11 filing have been segregated and classified as liabilities subject to compromise under reorganization proceedings in the accompanying consolidated balance sheet (Note
3). Generally, actions to enforce or otherwise effect payment of all pre-Chapter 11 liabilities as well as all pending litigation against the Company are stayed while the Company continues its business operations as Debtor-in-Possession. Schedules have been filed by the Company with the Bankruptcy Court setting forth its assets and liabilities as of the Petition Date as reflected in the Company's accounting records. Differences between amounts reflected in such schedules and claims filed by creditors will be investigated and either amicably resolved or adjudicated before the Bankruptcy Court. The ultimate amount of and settlement terms for such liabilities are subject to a plan of reorganization and accordingly are not presently determinable.

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

The Company has developed a business plan to (1) reposition the Company's merchandise selection; (2) establish vendor partnering programs to bring in new consignment inventory and return aged merchandise to vendors in exchange for new inventory; (3) establish a consistent store format and consolidate trade names;
(4) adjust the Company's pricing and commission structure to improve sales and strengthen its competitive position; (5) pursue alternatives to an in-house credit and collection process; and (6) install modern merchandising and point-of-sale systems.

                      BARRY'S JEWELERS, INC. AND SUBSIDIARY
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


As a result of this business plan, the Company reached an agreement in July 1997 with its vendors and creditors regarding the terms of a trade debtor-in-possession financing agreement. Pursuant to the agreement, the participating vendors will allow the Company to return merchandise with a value equal to 75% of the vendor's prepetition claim. The value of the prepetition merchandise returned shall not exceed, in the aggregate, approximately $7,913. Additionally, participating vendors will also provide credit for merchandise purchases in an amount equal to two and one-half times the value of the prepetition merchandise returned. The revolving trade credit will be granted, generally, on 90-day terms for a period of one year from the date of the agreement.

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

The accompanying consolidated financial statements have been prepared in conformity with principles of accounting applicable to a going concern, which contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. As a result of the Chapter 11 filing and circumstances relating to this event, such realization of assets and satisfaction of liabilities is subject to uncertainty. A plan of reorganization could materially change the amounts reported in the accompanying consolidated financial statements, which do not give effect to adjustments to the carrying values of assets and liabilities, which may be necessary as a consequence of a plan of reorganization. The Company's ability to continue as a going concern is contingent upon, among other things, its ability to formulate a plan of reorganization that will be confirmed by the Bankruptcy Court, to achieve satisfactory levels of profitability and cash flow from operations, to maintain compliance with the debtor-in-possession trade financing agreement and terms of the cash stipulation, and the ability to obtain sufficient financing sources to meet future obligations.

3. LIABILITIES SUBJECT TO COMPROMISE UNDER REORGANIZATION PROCEEDINGS

Liabilities subject to compromise under reorganization proceedings consist of the following as of August 31, 1997:

Secured liabilities:                             August 31, 1997   May 31, 1997
                                                 ---------------   ------------
     Borrowings outstanding under
         Amended Revolving Credit Agreement              $ 57,855   $ 57,855
     Senior Secured Notes  (includes interest payable
         of $3,073 accrued through the Petition Date)      53,073     53,073
     Other notes payable and capital lease obligations         24         88
                                                         --------   --------

                                                          110,952    111,016
Unsecured liabilities:
     Accounts payable trade                                10,349     10,344
     Other accrued expenses                                 9,047      8,911
                                                         --------   --------

                                                           19,396     19,255
                                                         --------   --------

                                                         $130,348   $130,271
                                                         ========   ========

                      BARRY'S JEWELERS, INC. AND SUBSIDIARY
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


Any plan of reorganization ultimately approved by the Company's impaired prepetition creditors and shareholders and confirmed by the Bankruptcy Court may materially change the amounts and terms of these prepetition liabilities. Such amounts are estimated as of August 31, 1997, and the Company anticipates that claims filed with the Bankruptcy Court by the Company's creditors will be reconciled to the Company's financial records. The additional liability arising from this reconciliation process, if any, is not subject to reasonable estimation, and accordingly, no provision has been recorded for these possible claims. The termination of other contractual obligations and the settlement of disputed claims may create additional prepetition liabilities. Such amounts, if any, will be recognized in the balance sheet as they are identified and become subject to reasonable estimation.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PRIVATE SECURITIES LITIGATION REFORM ACT. This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and the Company intends that such forward-looking statements be subject to the safe harbors created thereby.

OVERVIEW. The following discussion presents information about the financial condition, liquidity and capital resources, and results of operations of the Company as of and for the fiscal quarters ended August 31, 1997, and 1996. This information should be read in conjunction with the audited consolidated financial statements of the Company and the notes thereto as reported on the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1997.

PROCEEDINGS UNDER CHAPTER 11. On May 11, 1997, (the "Petition Date"), the Company commenced a reorganization case by filing a voluntary petition (the "Chapter 11 Petition") for relief under chapter 11 ("Chapter 11") of title 11 of the United States Code (as amended from time to time, the "Bankruptcy Code") in the United States Bankruptcy Court for the Central District of California, Los Angeles Division (the "Bankruptcy Court"), case number 97-27988-VZ. Management determined that filing of the Chapter 11 Petition would allow the needed time and flexibility to restructure the Company's operations, help assure the continued flow of merchandise to its stores, and provide the time and protection necessary to restructure the Company's funding sources.

        Since the Petition Date, the Company has continued in possession of its properties and, as debtor-in-possession, is authorized to operate and manage its businesses and enter into all transactions (including obtaining services, inventories, and supplies) that it could have entered into in the ordinary course of business without approval of the Bankruptcy Court, after notice and hearing. A statutory Creditors' Committee and an official Bondholders' Committee have been appointed in the Chapter 11 case, and as of September 17, 1997, an unofficial equity committee was in the process of being formed.

        Subsequent to the filing of the Chapter 11 Petition, the Company sought and obtained several orders from the Bankruptcy Court which were intended to stabilize its business. The most significant of these orders: (1) authorized and extended use of the Company's cash collateral through February 28, 1998, pursuant to the Stipulation Authorizing Use of Cash Collateral (the "Cash Stipulation"); (2) approved a trade debtor-in-possession ("DIP") financing agreement (the "Trade DIP Financing Agreement"), which allows the Company to obtain its expected merchandise orders of over $50 million on extended trade terms while providing the trade vendors with substantial support for the payment of their accounts receivable; (3) authorized the Company to return approximately $8 million of merchandise to vendors as credit against the vendors' prepetition claims in exchange for at least $11 million of new merchandise on extended trade terms (the "Vendor Return Program"); (4) authorized the Company to obtain merchandise on consignment (the "Consignment Agreement"); and (5) authorized payment of certain prepetition liabilities, principally prepetition wages and employee benefits, and payments for certain prepetition customer and related service claims.

        The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. As a result of the Chapter 11 filing and circumstances relating to this event, such realization of assets and satisfaction of liabilities is subject to uncertainty. A plan of reorganization could materially change the amounts reported in the accompanying consolidated financial statements, which do not give effect to adjustments to the carrying values of assets and liabilities, which may be necessary as a consequence of a plan of reorganization. The Company's ability to continue as a going concern is contingent upon, among other things, its ability to formulate a plan of reorganization that will be confirmed by the Bankruptcy Court, to achieve satisfactory levels of profitability and cash flow from operations, to maintain compliance with the Debtor-in-Possession Trade Financing Agreement and terms of the Cash Stipulation, and the ability to obtain sufficient financing sources to meet future obligations.

                              RESULTS OF OPERATIONS

        Net sales for the quarter ended August 31, 1997 were $22.3 million, a decrease of $3.8 million, or 15%, from net sales of $26.1 for the quarter ended August 31, 1996. The decrease was primarily the result of the closure of approximately 50 stores during fiscal 1997, which was offset slightly by an increase of 4% in sales of comparable stores (those open for the same period in both the current and preceding years) versus the first quarter of the prior year. The comparable store sales increase reflected a higher sales mix of promotionally priced merchandise

        Finance and credit insurance charges on credit sales for the quarter ended August 31, 1997 were $3.0 million, a decrease of $786 thousand, or 21%, from the prior year period primarily due to a decrease in the average total outstanding customer receivables.

        Cost of goods sold, buying and occupancy expenses were 71% of net sales for the quarter ended August 31, 1997 compared to 67% for the prior year period. The gross margin percentage declined in first quarter of fiscal 1998 as the Company increased markdowns on slow-moving merchandise in preparation for new merchandise, which management expects to begin arriving during the second quarter, pursuant to the Company's new merchandising strategy.

        Selling, general and administrative expenses were $10.5 million, a decrease of $2.1 million, or 16%, from the prior year period, primarily due to decreases in payroll, benefits and advertising costs. Selling, general and administrative expenses decreased slightly as a percentage of net sales to 47% for the quarter ended August 31, 1997 from 48% for the quarter ended August 31, 1996. The decrease as a percentage of net sales is attributable to a combination of the decline in total expense offset by the decrease in net sales.

        The provision for doubtful accounts was $1.5 million, a decrease of $645 thousand from the prior year period. The provision was approximately 7% and 8%, respectively of net sales for the quarters ended August 31, 1997 and 1996. The decrease of such provision was primarily due to the closed stores, which had generated less creditworthy customer receivables, along with changes in credit underwriting implemented by new management.

        Interest expense was $3.1 million, an increase of $506 thousand from the prior year period. Such increase was a result of higher average interest rates on the Company's long-term debt, and higher average debt balances. The Company also recorded $876 thousand of extraordinary charges during the first quarter of fiscal 1997 due to the write-off of deferred finance fees in connection with the early extinguishment of its Securitization Facility.

                               FINANCIAL CONDITION

CREDIT PROGRAM. The Company offers its merchandise sales on credit terms to qualified customers. The Company's policy is to attempt to obtain a cash down payment on all credit sales, with monthly payments established such that the payment of the credit balance will occur, generally, over a period ranging from 24 to 36 months. The Company's customer receivables are revolving charge accounts. As of August 31, 1997, and May 31, 1997, the aggregate customer receivables balances were $59.4 million and $64.9 million, respectively.

INVENTORY. At August 31, 1997, inventory was approximately $33.9 million, a decrease of approximately $7.5 million from May 31, 1997. This decrease is primarily due to liquidation of aged merchandise and lower merchandise purchases.

LIABILITIES SUBJECT TO COMPROMISE UNDER REORGANIZATION PROCEEDINGS. As discussed previously, the Company filed a voluntary petition for relief under Chapter 11. Under Chapter 11, actions to enforce certain claims against the Company are stayed if the claims arose, or are based on events that occurred on or before the Petition Date. The ultimate terms of settlement of these claims will be determined in accordance with a plan of reorganization that requires approval of the impaired prepetition creditors and shareholders and confirmation by the Bankruptcy Court.

        Until a plan of reorganization is confirmed by the Bankruptcy Court, only such payments on prepetition obligations that are approved or required by the Bankruptcy Court will be made. Pursuant to the Cash Stipulation, the Company is making contractual interest payments to its lenders. At August 31, 1997, $130.3 million has been established as liabilities subject to compromise under reorganization proceedings. Other liabilities may arise or be subject to settlement as a result of rejection of executory contracts and unexpired leases, or the Bankruptcy Court's resolution of claims for contingencies and other disputed amounts.

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

        The Company reported cash flow from operating activities of approximately $9.2 million for the quarter ended August 31, 1997, as compared to cash flow from operating activities of approximately $3.0 million for the comparable period last year. The increase in cash flow from operating activities during the current year is primarily due to a decrease of $7.5 million in inventory, which resulted from the liquidation of aged slow-moving inventory. Additionally, the Company paid approximately $2.3 million of finance fees during the first quarter of last year in connection with the termination of an accounts receivable securitization facility and the amendment of the Company's revolving credit agreement.

        As of August 31, 1997, the Company had $16.4 million of cash and cash equivalents as a result of the Chapter 11 filing and the prohibition on payments of prepetition debt. Approximately $3.3 million of the Company's cash and cash equivalents at August 31, 1997, was restricted pursuant to the terms of the Cash Stipulation. Additionally, $2.0 million of the Company's cash and cash equivalents at August 31, 1997, was restricted pursuant to the terms of the Trade DIP Financing Agreement.

        Inherent in a successful plan of reorganization is a capital structure that permits the Company to generate sufficient cash flow after reorganization to meet its restructured obligations and to fund the current obligations of the reorganized Company. Under the Bankruptcy Code, the rights of and ultimate payment to prepetition creditors may be substantially altered and eliminated as to some classes of creditors. At this time, it is not possible to predict the outcome of the Chapter 11 filing, or its effects on the business of the Company, or on the interests of the creditors or shareholders.

FINANCING TRANSACTIONS. On July 26, 1996, the agent under the then existing accounts receivable securitization facility (the "Securitization Facility") advised the Company that it wished to terminate the commitment under the Securitization Facility. On August 30, 1996, the Company entered into an amended and restated revolving credit agreement with First National Bank of Boston ("FNBB", the "Amended Revolving Credit Agreement"), which has a term of three years and contains various restrictive and financial covenants.

        Proceeds of the initial funding under the Amended Revolving Credit Agreement in the amount of approximately $41.2 million were used to refinance the Company's obligations under the Securitization Facility, following which the Securitization Facility was terminated. In addition, upon consummation of the Amended Revolving Credit Agreement, the Company paid fees of approximately $2.3 million, which were deferred and are being amortized. On August 30, 1996, the indenture governing the 11% Senior Secured Notes due December 22, 2000 (the "Notes") was also amended to the extent required to permit the consummation of the Amended Revolving Credit Agreement and the termination of the Securitization Facility.

        On January 27, 1997, the Company's Amended Revolving Credit Agreement was amended again (the "Second Amended Revolving Credit Agreement") and the bank waived the Company's non-compliance with certain financial covenants therein for the quarter ended November 30, 1996, and reduced its commitment to lend to the Company from $85 million to $70 million as of January 27, 1997. Outstanding borrowings bear interest at the agent bank's reference rate plus 1.5% unless an Event of Default (as defined in the Second Amended Revolving Credit Agreement) has occurred and is continuing, or is not waived, in which case such outstanding borrowings bear interest at 2.0% above the rate otherwise payable.

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

        Commencement of the Chapter 11 case has automatically stayed any actions to enforce collection of amounts owed by the Company to the holders of the Second Amended Revolving Credit Agreement and Notes. Concurrent with the Chapter 11 proceedings, the commitment to lend under the Second Amended Revolving Credit Agreement was terminated. The Company had $57.9 million outstanding on the Petition Date.

        As of August 31, 1997, the Company had approximately $57.9 million of borrowings outstanding under its Second Amended Revolving Credit Agreement and $50 million outstanding on the Notes. The Company had $4.7 million of interest payable on the Notes. This amount represented the semi-annual interest payment that was due on April 30, 1997, but was not paid, plus accrued interest through August 31, 1997.

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

PART II.    OTHER INFORMATION

        Item 1. Legal Proceedings

        Pursuant to section 362 of the Bankruptcy Code, during the Chapter 11 case, creditors and other parties in interest may not, without court approval, (i) commence or continue a judicial, administrative or other proceeding against the Company which was or could have been commenced prior to the commencement of the Chapter 11 case, or recover a claim that arose prior to the commencement of the Chapter 11 case; (ii) enforce any pre-petition judgment against the Company; (iii) take any action to obtain possession of property of the Company or to exercise control over property of the Company or its estate; (iv) create, perfect or enforce any lien against property of the Company; (5) collect, assess, or recover claims against the Company that arose before the commencement of the Chapter 11 case; or (vi) offset any debt owing to the Company that arose prior to the commencement of the Chapter 11 case against a claim of such creditor or part in interest against the Company that arose before the commencement of the Chapter 11 case.

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

        Item 2. Changes in Securities Not Applicable

        Item 3. Defaults Upon Senior Securities Not Applicable

        Item 4. Submission of Matters to a Vote of Security Holders Not
                Applicable

        Item 5. Other Information Not Applicable

        Item 6. Exhibits and Reports on Form 8-K Not Applicable

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         BARRY'S JEWELERS, INC.



        October 15, 1997                 By:  /s/ SAMUEL J. MERKSAMER
                                              ----------------------------------
                                                Samuel J. Merksamer
                                         President and Chief Executive Officer



        October 15, 1997                 By:  /s/ E. PETER HEALEY
                                              ----------------------------------
                                                E. Peter Healey
                                         Executive Vice President and
                                         Chief Financial Officer
                                         (Principal Financial Officer)



        October 15, 1997                 By:  /s/ DANIEL L. FELSENTHAL
                                              ----------------------------------
                                                  Daniel L. Felsenthal
                                         Vice President Finance
                                         (Principal Accounting Officer)