Form 10-Q
period 1997-11-30
BARRYS JEWELERS INC /CA/
filed 1998-01-14
CIK 790360

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                 ANNUAL REPORT PURSUANT to SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 1997. Commission File Number 0-15017

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


       As of January 14, 1998, the issuer had a total of 4,029,372 shares of common stock outstanding.

  APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution under a plan confirmed by a court. [X] Yes. [ ] No.

                                   BARRY'S JEWELERS, INC.

                                         FORM 10-Q

                                          INDEX




                                                                                            PAGES
        PART I        FINANCIAL INFORMATION

                      ITEM 1.  Financial Statements                                             1


                               Consolidated Balance Sheets                                      1

                               Consolidated Statements of Operations                            2

                               Consolidated Statements of Cash Flows                            3

                               Notes to Consolidated Financial Statements                       4


                      ITEM 2.  Management's Discussion and Analysis of Financial Condition
                               and Results of Operations                                        7


        PART II       OTHER INFORMATION

                      ITEM 1.  Legal Proceedings                                                12

                      ITEM 2.  Changes in Securities                                            12

                      ITEM 3.  Defaults Upon Senior Securities                                  12

                      ITEM 4.  Submission of Matters to a Vote of Security Holders              12

                      ITEM 5.  Other Information                                                12

                      ITEM 6.  Exhibits and Reports on Form 8-K                                 12

ITEM 1.
PART 1

                      BARRY'S JEWELERS, INC. AND SUBSIDIARY
                             (DEBTOR-IN-POSSESSION)
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                     NOVEMBER 30, 1997  MAY 31, 1997
                                                                     -----------------  ------------
                     ASSETS                                            (UNAUDITED)
Current assets:
   Cash and cash equivalents                                             $  19,629       $   7,322
   Customer receivables, net of allowances for doubtful accounts of
     $7,053 at November 30, 1997, and $10,300 at May 31, 1997               48,685          54,552
   Merchandise inventories                                                  31,710          41,374
   Prepaid expenses and other current assets                                 1,291           2,142
                                                                         ---------       ---------

           Total current assets                                            101,315         105,390

Property and equipment:
   Leasehold improvements, furniture and fixtures                           20,922          20,726
   Computers and equipment                                                   4,265           4,110
                                                                         ---------       ---------
                                                                            25,187          24,836

   Less: accumulated depreciation and amortization                          10,943           9,413
                                                                         ---------       ---------

   Net property and equipment                                               14,244          15,423

Deferred income taxes                                                           72              72
Other assets, principally deferred debt issuance costs, net of accumulated amortization of $2,422 at November 30, 1997,
   and $1,834 at May 31, 1997                                                2,032           2,598
                                                                         ---------       ---------

           Total assets                                                  $ 117,663       $ 123,483
                                                                         =========       =========

                     LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities:
   Accounts payable - trade                                              $   6,526       $     221
   Other accrued liabilities                                                 9,872           5,687
                                                                         ---------       ---------

           Total current liabilities                                        16,398           5,908

Liabilities subject to compromise under
   reorganization proceedings                                              127,635         130,271

Commitments and contingencies

Shareholders' deficiency:
   Common stock; no par value; authorized 8,000,000
     shares; issued and outstanding, 4,029,372 shares
     at November 30, 1997 and May 31, 1997                                  33,247          33,247
   Accumulated deficit                                                     (59,617)        (45,943)
                                                                         ---------       ---------

           Total shareholders' deficiency                                  (26,370)        (12,696)
                                                                         ---------       ---------

           Total liabilities and shareholders' deficiency                $ 117,663       $ 123,483
                                                                         =========       =========


See Notes to Consolidated Financial Statements


                      BARRY'S JEWELERS, INC. AND SUBSIDIARY
                             (DEBTOR-IN-POSSESSION)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          THREE MONTHS ENDED       SIX MONTHS ENDED
                                                             NOVEMBER 30,            NOVEMBER 30,
                                                         1997         1996         1997         1996
                                                       --------     --------     --------     --------
                                                             (UNAUDITED)              (UNAUDITED)
Net Sales                                              $ 23,585     $ 29,348     $ 45,873     $ 55,449
Finance and credit insurance fees                         2,622        3,449        5,569        7,182
                                                       --------     --------     --------     --------

                                                         26,207       32,797       51,442       62,631
                                                       --------     --------     --------     --------

Costs and expenses:
   Cost of goods sold, buying and occupancy              16,681       19,349       32,541       36,743
   Selling, general and administrative expenses          11,609       14,424       22,103       26,985
   Provision for doubtful accounts                        1,425        2,420        2,918        4,558
                                                       --------     --------     --------     --------

                                                         29,715       36,193       57,562       68,286
                                                       --------     --------     --------     --------

                      Operating loss                     (3,508)      (3,396)      (6,120)      (5,655)

Interest expense, net                                     2,979        3,259        6,097        5,871
                                                       --------     --------     --------     --------

            Loss before reorganization costs,
               income taxes, and extraordinary item      (6,487)      (6,655)     (12,217)     (11,526)

Reorganization costs                                        447           --        1,457           --
                                                       --------     --------     --------     --------

            Loss before income taxes and
               extraordinary item                        (6,934)      (6,655)     (13,674)     (11,526)

Income Taxes                                                 --           --           --           --
                                                       --------     --------     --------     --------

            Loss before extraordinary item               (6,934)      (6,655)     (13,674)     (11,526)

Extraordinary item                                           --           --           --         (876)
                                                       --------     --------     --------     --------

Net loss                                               $ (6,934)    $ (6,655)    $(13,674)    $(12,402)
                                                       ========     ========     ========     ========

Loss per share                                         $  (1.72)    $  (1.66)    $  (3.39)    $  (3.10)
                                                       ========     ========     ========     ========

Weighted average number of common
   shares outstanding                                     4,029        3,999        4,029        3,999
                                                       ========     ========     ========     ========


See Notes to Consolidated Financial Statements



                      BARRY'S JEWELERS, INC. AND SUBSIDIARY
                             (DEBTOR-IN-POSSESSION)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                      SIX MONTHS ENDED
                                                                                        NOVEMBER 30,
                                                                                      1997        1996
                                                                                   ----------  ----------
                                                                                        (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                                                      $(13,674)      $(12,402)
     Adjustments to reconcile net loss to net cash
           Provided by operating activities:
           Depreciation and amortization                                              2,118          2,224
           Extraordinary loss                                                            --            876
           Provision for doubtful accounts                                            2,918          4,558
           Loss on sale or abandonment of property and equipment                         --             73

   Changes in assets and liabilities:
           Customer receivables                                                       2,949         (1,126)
           Merchandise inventories                                                    7,923        (18,972)
           Prepaid expenses and other current assets                                    851            158
           Other assets                                                                 (22)        (2,000)
           Accounts payable - trade                                                   5,880         22,729
           Accrued liabilities                                                        3,715          1,153
                                                                                   --------       --------

                    Net cash provided by (used in) operating activities              12,658         (2,729)
                                                                                   --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
           Purchase of property and equipment                                          (351)        (6,319)
           Proceeds from sale of assets                                                  --             83
                                                                                   --------       --------

                     Net cash used in investing activities                             (351)        (6,236)
                                                                                   --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
           Net borrowings under revolving credit facility                                --         53,444
           Net repayments under securitization facility                                  --        (45,119)
           Principal payments on long-term debt                                          --            (90)
                                                                                   --------       --------

                     Net cash provided by financing activities                           --          8,235
                                                                                   --------       --------

Net increase (decrease) in cash and cash equivalents                                 12,307           (730)
Cash and cash equivalents at beginning of period                                      7,322          1,765
                                                                                   --------       --------

Cash and cash equivalents at end of period                                         $ 19,629       $  1,035
                                                                                   ========       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
           Cash paid during the period for
              Interest                                                             $  2,805       $  5,040
              Income taxes                                                         $      6       $     10


See notes to Consolidated Financial Statements

                      BARRY'S JEWELERS, INC. AND SUBSIDIARY
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


 1.   REORGANIZATION AND BASIS OF PRESENTATION

 The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and the six months ended November 30, 1997 are not necessarily indicative of the results that may be expected for the year ended May 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended May 31, 1997.

 Barry's Jewelers, Inc. (Debtor-in-Possession) and subsidiary (the "Company") operates a chain of retail stores that sell fine jewelry and watches, utilizing credit financing to enhance sales. It operated 128 stores on November 30, 1997, and 174 stores on November 30, 1996.

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

 In a Chapter 11 filing, substantially all liabilities as of the Petition Date are subject to compromise or other treatment under a plan of reorganization. For financial reporting purposes, those liabilities and obligations whose disposition is dependent on the outcome of the Chapter 11 filing have been segregated and classified as liabilities subject to compromise under reorganization proceedings in the accompanying consolidated balance sheet (Note
 2). Generally, actions to enforce or otherwise effect payment of all pre-Chapter 11 liabilities as well as all pending litigation against the Company are stayed while the Company continues its business operations as Debtor-in-Possession. Schedules have been filed by the Company with the Bankruptcy Court setting forth its assets and liabilities as of the Petition Date as reflected in the Company's accounting records. Differences between amounts reflected in such schedules and claims filed by creditors will be investigated and either resolved or adjudicated before the Bankruptcy Court. The ultimate amount of and settlement terms for such liabilities are subject to a plan of reorganization and accordingly are not presently determinable.

 Under the Bankruptcy Code, the Company may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts and other prepetition executory contracts, subject to Bankruptcy Court approval. The liabilities subject to compromise under reorganization proceedings include a provision for the estimated amount that may be claimed by lessors and allowed in connection with unexpired real estate leases. The Company will continue to analyze its executory contracts and may assume or reject additional contracts.

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

                      BARRY'S JEWELERS, INC. AND SUBSIDIARY
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


 As a result of this business plan, the Company reached an agreement in July 1997 with its vendors and creditors regarding the terms of a trade debtor-in-possession financing agreement. Pursuant to the agreement, the participating vendors allowed the Company to return merchandise with a value equal to 75% of the vendor's prepetition claim. The value of the prepetition merchandise returned shall not exceed, in the aggregate, approximately $7.9 million. Additionally, participating vendors provided credit for merchandise purchases in an amount equal to two and one-half times the value of the prepetition merchandise returned. The revolving trade credit was granted, generally, on 90-day terms for a period of one year from the date of the agreement. Through November 30, 1997, the Company has returned approximately $1.7 million of merchandise under this agreement.

 Additionally, the Company also reached an agreement in July 1997 with its vendors and creditors allowing the Company to increase the level of consigned merchandise. Pursuant to the terms of the agreement, certain Company vendors committed to maintain a specified minimum amount of consigned merchandise with the Company for a specified period. The Company shall hold such merchandise for sale in the ordinary course of its business and is responsible for insuring the consignment merchandise for its full value and against all risks of loss. As of November 30, 1997, the Company had approximately $34.4 million of consigned merchandise on hand.

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

2.      LIABILITIES SUBJECT TO COMPROMISE UNDER REORGANIZATION PROCEEDINGS

        Liabilities subject to compromise under reorganization proceedings consist of the following:

Secured liabilities:                                               November 30, 1997   May 31, 1997
                                                                   ----------------    ------------
        Borrowings outstanding under
           Amended Revolving Credit Agreement                            $ 57,855        $57,855
        Senior Secured Notes (includes interest payable
           of $3,073 accrued through the Petition Date)                    53,073         53,073
        Other notes payable and capital lease obligations                       7             88
                                                                         --------       --------
                                                                          110,935        111,016

        Unsecured liabilities:
            Accounts payable trade                                          8,178         10,344
            Other accrued expenses                                          8,522          8,911
                                                                         --------       --------
                                                                           16,700         19,255
                                                                         --------       --------
                                                                         $127,635       $130,271
                                                                         ========       ========

                      BARRY'S JEWELERS, INC. AND SUBSIDIARY
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


Any plan of reorganization ultimately approved by the Company's prepetition creditors and shareholders and confirmed by the Bankruptcy Court may materially change the amounts and terms of these prepetition liabilities. Such amounts are estimated as of November 30, 1997, and the Company anticipates that claims filed with the Bankruptcy Court by the Company's creditors will be reconciled to the Company's financial records. The additional liability arising from this reconciliation process, if any, is not subject to reasonable estimation, and accordingly, no provision has been recorded for these possible claims. The termination of other contractual obligations and the settlement of disputed claims may create additional prepetition liabilities. Such amounts, if any, will be recognized in the balance sheet as they are identified and become subject to reasonable estimation.

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

OVERVIEW. The following discussion presents information about the financial condition, liquidity and capital resources, and results of operations of the Company as of and for six months and fiscal quarters ended November 30, 1997 and 1996. This information should be read in conjunction with the audited consolidated financial statements of the Company and the notes thereto as reported on the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1997.

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

        Since the Petition Date, the Company has continued in possession of its properties and, as debtor-in-possession, is authorized to operate and manage its businesses and enter into all transactions (including obtaining services, inventories, and supplies) that it could have entered into in the ordinary course of business without approval of the Bankruptcy Court, after notice and hearing. A statutory Creditors' Committee and an official Bondholders' Committee have been appointed in the Chapter 11 case, and as of January 12, 1998, an unofficial equity committee was in the process of being formed.

        Subsequent to the filing of the Chapter 11 Petition, the Company sought and obtained several orders from the Bankruptcy Court which were intended to stabilize its business. The most significant of these orders: (1) authorized and extended use of the Company's cash collateral through February 28, 1998, pursuant to the Stipulation Authorizing Use of Cash Collateral (the "Cash Stipulation"); (2) approved a trade debtor-in-possession ("DIP") financing agreement (the "Trade DIP Financing Agreement"), which allows the Company to obtain its expected merchandise orders of over $50 million on extended trade terms while providing the trade vendors with substantial support for the payment of their accounts receivable; (3) authorized the Company to return approximately $7.9 million of merchandise to vendors as credit against the vendors' prepetition claims in exchange for at least $11 million of new merchandise on extended trade terms (the "Vendor Return Program"); (4) authorized the Company to obtain merchandise on consignment (the "Consignment Agreement"); and (5) authorized payment of certain prepetition liabilities, principally prepetition wages and employee benefits, and payments for certain prepetition customer and related service claims.

        The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. As a result of the Chapter 11 filing and circumstances relating to this event, such realization of assets and satisfaction of liabilities is subject to uncertainty. A plan of reorganization could materially change the amounts reported in the accompanying consolidated financial statements, which do not give effect to adjustments to the carrying values of assets and liabilities, which may be necessary as a consequence of a plan of reorganization. The Company's ability to continue as a going concern is contingent upon, among other things, its ability to formulate a plan of reorganization that will be confirmed by the Bankruptcy Court, to achieve satisfactory levels of profitability and cash flow from operations, to maintain compliance with the Trade DIP Financing Agreement and terms of the Cash Stipulation, and the ability to obtain sufficient financing sources to meet future obligations.

                              RESULTS OF OPERATIONS

        Net sales for the quarter ended November 30, 1997 were $23.6 million, a decrease of $5.7 million, or 19%, from net sales of $29.3 for the quarter ended November 30, 1996. Net sales for the six months ended November 30, 1997 were $45.9 million, a decrease of $9.5 million, or 17%, from net sales of $55.4 million for the six months ended November 30, 1996. The decreases were primarily the result of the closure of 48 stores during fiscal 1997 and two in fiscal 1998. Comparable store sales (those open for the same period in both the current and preceding years), increased 2% for the six months ended November 30, 1997 versus the same period from the prior year.

        Finance and credit insurance charges on credit sales for the quarter ended November 30, 1997 were $2.6 million, a decrease of $827,000, or 24%, from the prior year period and $5.6 million, a decrease of $1.6 million, or 22% for the six months ended November 30, 1997. These decreases were primarily due to a decrease in the average total customer receivables outstanding during the six month period ended November 30, 1997 of approximately $15.6 million compared to November 30, 1996.

        Cost of goods sold, buying and occupancy expenses were 71% of net sales for the quarter ended November 30, 1997 compared to 66% for the prior year period. For the comparable six month period, cost of goods sold, buying and occupancy expenses were 71% compared to 66% for the prior year period. The gross margin percentage declined in fiscal 1998 periods compared to 1997 periods, as the Company continued to sell slow-moving, aged merchandise in preparation for the receipt of new merchandise pursuant to the Company's new merchandising strategy.

        Selling, general and administrative expenses were $11.6 million, a decrease of $2.8 million, or 19%, from the prior year quarter, primarily due to a decrease of approximately $1.1 million, or 52% in advertising expense and the closure of 48 stores during fiscal 1997. Selling, general and administrative expenses as a percentage of net sales were 49% for both the quarter ended November 30, 1997 and the quarter ended November 30, 1996. Selling, general and administrative expenses were $22.1 million, a decrease of $4.9 million, or 18% from the prior year six month period. Selling, general and administrative expenses as a percentage of net sales decreased to 48% for the six months ended November 30, 1997 from 49% for the six months ended November 30, 1996. The decrease as a percentage of net sales is attributable to a combination of a decrease of approximately $2.5 million, or 64% in advertising expense and store closures, offset by the decrease in net sales.

        The provision for doubtful accounts was $1.4 million, a decrease of $995,000, or 42% from the prior year quarter. The provision was approximately 6% and 8%, respectively of net sales for the quarters ended November 30, 1997 and 1996. The provision was approximately 11% and 12%, respectively of net credit sales for the quarters ended November 30, 1997 and 1996. The provision for doubtful accounts was $2.9 million, a decrease of $1.6 million, or 36% from the prior year for the six months ended November 30, 1997. The decreases in the provision were primarily due to the closed stores, which had generated less creditworthy customer receivables, along with changes in credit underwriting implemented by new management and lower reliance on credit to effect sales.

        Net interest expense was $3.0 million, a decrease of $280,000 from the prior year quarter and $6.1 million, an increase of $226,000 from the prior year six month period. The decrease for the quarter is primarily due to interest income earned on cash balances of $320,000 which is offset against interest expense. The primary increase for the six month period is the result of higher average interest rates of approximately .8% during the six month period ended November 30, 1997 versus the same period from the prior year.

                               FINANCIAL CONDITION

CREDIT PROGRAM. The Company offers its merchandise sales on credit terms to qualified customers. The Company's policy is to attempt to obtain a cash down payment on credit sales, with monthly payments established such that the payment of the credit balance will occur, generally, over a period ranging from 24 to 36 months. The Company's customer receivables are revolving charge accounts. As of November 30, 1997, and May 31, 1997, the aggregate customer receivables balances were $55.7 million and $64.9 million, respectively.

INVENTORY. At November 30, 1997, inventories (not including consignment inventory of approximately $34.4 million) were approximately $31.7 million, a decrease of approximately $9.6 million from May 31, 1997. This decrease is due to liquidation of aged merchandise, the sell through of inventories, the return of approximately $1.7 million of inventory under the Trade DIP Financing Agreement and the Company's new merchandising strategy to decrease owned inventories and increase consignment inventories. At November 30, 1997, the Company's inventory reserves totalled $3.0 million.

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

        Until a plan of reorganization is confirmed by the Bankruptcy Court, only such payments on prepetition obligations that are approved or required by the Bankruptcy Court will be made. Pursuant to the Cash Stipulation, the Company is making contractual interest payments to its lenders. At November 30, 1997, $127.6 million has been established as liabilities subject to compromise under reorganization proceedings. Other liabilities may arise or be subject to settlement as a result of rejection of executory contracts and unexpired leases, or the Bankruptcy Court's resolution of claims for contingencies and other disputed amounts.

                         LIQUIDITY AND CAPITAL RESOURCES

GENERAL. The Company's operations require working capital to fund the purchase of inventory, and normal operating expenses. The seasonality of the Company's business requires a significant build-up of inventory for the Christmas holiday selling period. These seasonal inventory needs generally must be funded during the late summer and fall months because of the necessary lead-time to obtain additional inventory. Additionally, the heavy holiday selling period leads to a seasonal build-up of customer receivables that must be funded during the winter and spring months.

        The Company reported cash flow provided by operating activities of approximately $12.7 million for the six months ended November 30, 1997, as compared to cash flow used by operating activities of approximately $2.7 million for the comparable period last year. The increase in cash flow from operating activities during the current year is primarily due to a decrease of $7.9 million in inventory which resulted from the liquidation of aged, slow-moving inventory and the increase of $5.9 million in trade accounts payable as a result of the Trade DIP Financing Agreement. Additionally, the Company paid approximately $2.3 million of finance fees during the first quarter of the prior year in connection with the termination of an accounts receivable securitization facility and the amendment of the Company's revolving credit agreement.

        As of November 30, 1997, the Company had $19.6 million of cash and cash equivalents as a result of the Chapter 11 filing and the prohibition on payments of prepetition debt. Approximately $5.2 million of the Company's cash and cash equivalents at November 30, 1997, was restricted pursuant to the terms of the Cash Stipulation. Additionally, $2.0 million of the Company's cash and cash equivalents at November 30, 1997 was restricted pursuant to the terms of the Trade DIP Financing Agreement.

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

        On January 27, 1997, the Company's Amended Revolving Credit Agreement was amended (the "Second Amended Revolving Credit Agreement") and the bank waived the Company's non-compliance with certain financial covenants therein for the quarter ended November 30, 1996, and reduced its commitment to lend to the Company from $85 million to $70 million as of January 27, 1997. Outstanding borrowings bear interest at the agent bank's reference rate plus 1.5% unless an Event of Default (as defined in the Second Amended Revolving Credit Agreement) has occurred and is continuing, or is not waived, in which case such outstanding borrowings bear interest at 2.0% above the rate otherwise payable.

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

        Commencement of the Chapter 11 case has automatically stayed any actions to enforce collection of amounts owed by the Company to the holders of the Second Amended Revolving Credit Agreement and Notes. Concurrent with the Chapter 11 proceedings, the commitment to lend under the Second Amended Revolving Credit Agreement was terminated. The Company had $57.9 million outstanding thereunder on the Petition Date.

        As of November 30, 1997, the Company had approximately $57.9 million of borrowings outstanding under its Second Amended Revolving Credit Agreement and $50 million outstanding on the Notes. Additionally, the Company had $3.4 million of interest payable on the Notes. This amount represented the semi-annual interest payment that was due on April 30, 1997, plus accrued interest through November 30, 1997.

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

TRADE DIP FINANCING AGREEMENT AND VENDOR RETURN PROGRAM. On July 22, 1997, the Company reached an agreement with its vendors and creditors regarding the terms of the Trade DIP Financing Agreement. Pursuant to such agreement, the Company expected to obtain orders for over $50 million of new merchandise on extended trade terms, without having to pay the high fees and interest charges that normally accompany a DIP loan. The vendors are protected from credit exposure through a $2 million trade trust and a $4 million subordination provided by certain holders of the Company's Notes. The Company received approximately $46 million of new merchandise through November 30, 1997.

 In addition, the agreement allows the Company to exchange up to approximately $7.9 million of slow-moving merchandise for at least $11 million of fresh inventory on extended trade terms. Through November 30, 1997, the Company has returned approximately $1.7 million of this merchandise.

CONSIGNEE AGREEMENT. As part of the Company's plan of reorganization, management has sought to increase the level of consigned merchandise. Toward this end, the Company received Bankruptcy Court approval of its Consignment Agreement on July 22, 1997. Pursuant to the terms of the Consignment Agreement, the Company's vendors committed to maintain a specified minimum amount of consigned merchandise. As of November 30, 1997, the vendors committed to provide at least $7.8 million of inventory on consignment. The Company received approximately $33.7 million of inventory on consignment through November 30, 1997. The Company shall hold such merchandise for sale in the ordinary course of its business and is responsible for insuring the consignment merchandise for its full value and against all risks of loss. The Company is required to report all consignment merchandise sales on a weekly basis, and to pay all invoices within specified trade payment terms, generally 30 days from receipt of invoice, as set forth in the Consignment Agreement.

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

        COMPLAINT IN INTERPLEADER TO DETERMINE RESPECTIVE RIGHTS AND OBLIGATIONS OF PARTIES UNDER EXECUTIVE BONUS PLAN. On December 9, 1997, Imperial Trust Company, the trustee of the Company's Executive Bonus Plan, filed a complaint in interpleader naming the Company, the Official Committee of Unsecured Creditors and numerous individual plan participants as defendants. The complaint seeks a judicial determination of the respective rights and obligations of the parties under the Executive Bonus plan. To the best of the Company's knowledge, none of the parties served with the complaint have yet responded.

        COMPLAINT TO AVOID AND/OR LIMIT PURPORTED SECURITY INTERESTS HELD BY COLLATERAL AGENT. On October 21, 1997, in response to a Bankruptcy Court-approved deadline, the Company filed a complaint to avoid and/or limit certain of the purported security interests held solely by First National Bank of Boston, N.A. (the "Collateral Agent") for the benefit of Barry's prepetition lenders. As a precaution only, the complaint names as additional defendants First Trust National Association, as trustee under that certain indenture dated December 22, 1993 (the "Indenture Trustee") and the Company's individual prepetition lenders. By the complaint the Company seeks, among other things (i) to avoid the Collateral Agent's purported security interest in inventory located in California having a unit retail value of $500 or less, (ii) a declaratory judgment determining that certain statutory landlord liens preserved for the benefit of the estate are senior to any purported security interest of the Collateral Agent in and to the same assets, and
        (iii) a declaratory judgment determining that the Collateral Agent holds no security interest in the Company's retail store leases and proceeds thereof. On December 10, 1997, the Indenture Trustee filed an answer to the complaint. By agreement of the parties, the Collateral Agent and the remaining defendants must file and serve any response no later that January 30, 1998.

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

                          Exhibits

                             27         Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 BARRY'S JEWELERS, INC.



        January 14, 1998         By:  /S/SAMUEL J. MERKSAMER
                                      ----------------------
                                      Samuel J. Merksamer
                                      President and Chief Executive Officer



        January 14, 1998         By:  /S/E. PETER HEALEY
                                      ------------------
                                      E. Peter Healey
                                      Executive Vice President and
                                      Chief Financial Officer
                                      (Principal Financial Officer)



        January 14, 1998         By:  /S/BRIAN K. HANSEN
                                      ------------------
                                      Brian K. Hansen
                                      Controller
                                      (Principal Accounting Officer)