Form 10-Q
period 1998-02-28
BARRYS JEWELERS INC /CA/
filed 1998-04-14
CIK 790360

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT to SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 1998. Commission File Number 0-15017

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

           Securities registered pursuant to Section (g) of the Act:
                               Title of each class
                                  Common Stock
                                    Warrants

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
             YES. [ X ] NO. [ ]


As of April 14, 1998, the issuer had a total of 4,029,372 of common stock outstanding.


         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution under a plan confirmed by a court. [ X ] Yes. [ ] No.

                             BARRY'S JEWELERS, INC.

                                    FORM 10-Q

                                      INDEX


                                                                                                                   PAGES
                                                                                                                   -----
         PART I            FINANCIAL INFORMATION

                           ITEM 1.  Financial Statements


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

Item 1.
Part I
                      BARRY'S JEWELERS, INC. AND SUBSIDIARY
                             (Debtor-in-Possession)

                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)



                                                                                   February 28,
                                                                                       1998           May 31, 1997
                                                                                  --------------      ------------
                                                                                  (unaudited)
                               Assets
Current assets:
Cash and cash equivalents                                                             $  22,249       $   7,322
Customer receivables, net of allowance for doubtful accounts of
   $6,912 at February 28, 1998, and $10,300 at May 31, 1997                              53,208          54,552
Merchandise inventories                                                                  25,234          41,374
Prepaid expenses and other current assets                                                 1,506           2,142
                                                                                      ---------       ---------
Total current assets                                                                    102,197         105,390

Property and equipment:
Leasehold improvements, furniture and fixtures                                           20,737          20,726
Computers and equipment                                                                   4,634           4,110
                                                                                      ---------       ---------
                                                                                         25,371          24,836
Less: accumulated depreciation                                                           11,468           9,413
                                                                                      ---------       ---------
Net property and equipment                                                               13,903          15,423

Deferred income taxes                                                                        72              72
Other assets, principally deferred debt issuance costs, net of accumulated amortization of $2,706 at February 28, 1998, and
   $1,834 at May 31, 1997                                                                 1,748           2,598
                                                                                      ---------       ---------

Total assets                                                                          $ 117,920       $ 123,483
                                                                                      =========       =========


Liabilities and Shareholders' Deficiency
Current liabilities:
Accounts payable - trade                                                              $   6,818       $     221
Other accrued liabilities                                                                13,996           5,687
                                                                                      ---------       ---------
Total current liabilities                                                                20,814           5,908

Liabilities subject to compromise under reorganization proceedings                      124,313         130,271

Shareholders' deficiency:
Common stock; no par value; authorized 8,000,000 shares; issued and outstanding,
   4,029,372 shares at February 28, 1998, and May
   31, 1997                                                                              33,247          33,247
Accumulated deficit                                                                     (60,454)        (45,943)
                                                                                      ---------       ---------
Total shareholders' deficiency                                                          (27,207)        (12,696)

Total liabilities and shareholders' deficiency                                        $ 117,920       $ 123,483
                                                                                      =========       =========


See Notes to Consolidated Financial Statements.

                      BARRY'S JEWELERS, INC. AND SUBSIDIARY
                             (Debtor-in-Possession)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
            (Unaudited, Dollars in Thousands, Except Per Share Data)



                                                      Three Months Ended               Nine Months Ended
                                                         February 28,                     February 28,
                                                  -------------------------       -------------------------
                                                     1998            1997            1998            1997
                                                  ---------       ---------       ---------       ---------
Net sales                                         $  44,662       $  49,236       $  90,535       $ 104,685
Finance and credit insurance fees                     3,020           3,593           8,589          10,775
                                                  ---------       ---------       ---------       ---------
                                                     47,682          52,829          99,124         115,460

Costs and expenses:
Cost of goods sold, buying and occupancy             26,864          32,022          59,405          68,765
Selling, general and administrative expenses         14,082          19,114          36,185          46,099
Provision for doubtful accounts                       2,568           3,558           5,486           8,116
Restructuring expenses                                   --           1,336              --           1,336
                                                  ---------       ---------       ---------       ---------
                                                     43,514          56,030         101,076         124,316

Operating income (loss)                               4,168          (3,201)         (1,952)         (8,856)
Interest expense, net                                 2,930           3,617           9,027           9,488
                                                  ---------       ---------       ---------       ---------

Income (loss) before reorganization costs,
   income taxes, and extraordinary item               1,238          (6,818)        (10,979)        (18,344)
Reorganization costs                                  2,075              --           3,532              --
                                                  ---------       ---------       ---------       ---------

Loss before income taxes and
   extraordinary item                                  (837)         (6,818)        (14,511)        (18,344)
Income taxes                                             --              --              --              --
                                                  ---------       ---------       ---------       ---------

Loss before extraordinary item                         (837)         (6,818)        (14,511)        (18,344)
Extraordinary item                                       --              --              --             876
                                                  ---------       ---------       ---------       ---------

Net loss                                          ($    837)      ($  6,818)      ($ 14,511)      ($ 19,220)
                                                  =========       =========       =========       =========


Basic loss per share                              ($    .21)      ($   1.70)      ($   3.60)      ($   4.81)
                                                  =========       =========       =========       =========

Diluted loss per share                            ($    .21)      ($   1.70)      ($   3.60)      ($   4.81)
                                                  =========       =========       =========       =========


Weighted average number of common shares
   outstanding                                        4,029           4,001           4,029           4,000
                                                  =========       =========       =========       =========


See Notes to Consolidated Financial Statements.

                      BARRY'S JEWELERS, INC. AND SUBSIDIARY
                             (Debtor-in-Possession)

                            STATEMENTS OF CASH FLOWS
                        (Unaudited, Dollars in Thousands)


                                                                         Nine Months Ended
                                                                            February 28,
                                                                     -----------------------
                                                                       1998           1997
                                                                     --------       --------
Operating activities:
Net loss                                                             ($14,511)      ($19,220)
Adjustments to reconcile net loss to net cash provided
   by (used in) operating activities:
Depreciation and amortization                                           3,180          5,088
Provision for doubtful accounts                                         5,486          8,116
Loss on sale or abandonment of property and equipment                     186             75
Impairment of long lived assets                                            --          1,970
Change in operating assets and liabilities:
Customer receivables                                                   (4,142)        (8,702)
Merchandise inventories                                                16,140         (1,774)
Prepaid expenses and other current assets                                 636            365
Other assets                                                              (22)        (2,460)
Accounts payable - trade                                                4,431          8,296
Accrued liabilities                                                     4,517          4,969
                                                                     --------       --------
Net cash provided by (used in) operating activities                    15,901         (3,277)

Investing activities:
Purchase of property and equipment                                       (974)        (6,923)
Proceeds from sale of equipment                                            --             83
                                                                     --------       --------
Net cash used in investing activities                                    (974)        (6,840)

Financing activities:
Proceeds from the issuance of common stock                                 --             14
Principal payments on long-term debt                                       --           (135)
Net repayment under securitization facility                                --        (45,119)
Net borrowings under revolving facility                                    --         53,828
                                                                     --------       --------
Net cash provided by financing activities                                  --          8,588

Increase (decrease) in cash                                            14,927         (1,529)

Cash at beginning of period                                             7,322          1,765
                                                                     --------       --------
Cash at end of period                                                $ 22,249       $    236
                                                                     ========       ========


See Notes to Consolidated Financial Statements.

                      BARRY'S JEWELERS, INC. AND SUBSIDIARY
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


  1.   REORGANIZATION AND BASIS OF PRESENTATION

  The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and the nine months ended February 28, 1998 are not necessarily indicative of the results that may be expected for the year ended May 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended May 31, 1997.

  Barry's Jewelers, Inc. (Debtor-in-Possession) and subsidiary (the "Company") operates a chain of retail stores that sell fine jewelry and watches, utilizing credit financing to enhance sales. It operated 125 stores on February 28, 1998, and 163 stores on February 28, 1997.

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

                      BARRY'S JEWELERS, INC. AND SUBSIDIARY
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


As a result of this business plan, the Company reached an agreement in July 1997 with its vendors and creditors regarding the terms of a trade debtor-in-possession ("DIP") financing agreement (the "Trade DIP Financing Agreement"). Pursuant to the agreement, the participating vendors allowed the Company to return merchandise with a value equal to 75% of the vendor's prepetition claim. The value of the prepetition merchandise returned was not allowed to exceed approximately $7.9 million in the aggregate. Additionally, participating vendors provided credit for merchandise purchases in an amount equal to two and one-half times the value of the prepetition merchandise returned. The revolving trade credit was granted, generally, on 90-day terms for a period of one year from the date of the agreement. The amount of merchandise actually returned under the Trade DIP Financing Agreement was approximately $5.6 million. The amount returned was limited by the amount of pre-petition claims held by those vendors which signed the Trade DIP Financing Agreement.

Additionally, the Company also reached an agreement in July 1997 with its vendors and creditors allowing the Company to increase the level of consigned merchandise. Pursuant to the terms of the agreement, certain Company vendors committed to maintain a specified minimum amount of consigned merchandise with the Company for a specified period. The Company shall hold such merchandise for sale in the ordinary course of its business and is responsible for insuring the consignment merchandise for its full value and against all risks of loss. As of February 28, 1998, the Company had approximately $29.5 million of consigned merchandise on hand.

The accompanying consolidated financial statements have been prepared in conformity with principles of accounting applicable to a going concern, which contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. As a result of the Chapter 11 filing and circumstances relating to this event, such realization of assets and satisfaction of liabilities is subject to uncertainty. A plan of reorganization could materially change the amounts reported in the accompanying consolidated financial statements, which do not give effect to adjustments to the carrying values of assets and liabilities, which may be necessary as a consequence of a plan of reorganization. The Company's ability to continue as a going concern is contingent upon, among other things, its ability to formulate a plan of reorganization that will be confirmed by the Bankruptcy Court, to achieve satisfactory levels of profitability and cash flow from operations, to maintain compliance with the Trade DIP Financing Agreement and terms of the cash collateral stipulation, and the ability to obtain sufficient financing sources to meet future obligations.

2.   LIABILITIES SUBJECT TO COMPROMISE UNDER REORGANIZATION PROCEEDINGS

Liabilities subject to compromise under reorganization proceedings consist of the following:

                                                                   February 28, 1998        May 31, 1997
                                                                   -----------------        -----------
Secured liabilities:
         Borrowings outstanding under
              Amended Revolving Credit Agreement                   $          57,855        $    57,855
         Senior Secured Notes (includes interest payable
              of $3,073 accrued through the Petition Date)                    53,073             53,073
         Other notes payable and capital lease obligations                         6                 88
                                                                   -----------------        -----------

                                                                             110,934            111,016

         Unsecured liabilities:
               Accounts payable trade                                          5,038             10,344
               Other accrued expenses                                          8,341              8,911
                                                                   -----------------        -----------

                                                                              13,379             19,255
                                                                   -----------------        -----------

                                                                   $         124,313        $   130,271
                                                                   =================        ===========

                      BARRY'S JEWELERS, INC. AND SUBSIDIARY
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


Any plan of reorganization ultimately approved by the Company's prepetition creditors and shareholders and confirmed by the Bankruptcy Court may materially change the amounts and terms of these prepetition liabilities. Such amounts are estimated as of February 28, 1998, and the Company anticipates that claims filed with the Bankruptcy Court by the Company's creditors will be reconciled to the Company's financial records. The additional liability arising from this reconciliation process, if any, is not subject to reasonable estimation, and accordingly, no provision has been recorded for these possible claims. The termination of other contractual obligations and the settlement of disputed claims may create additional prepetition liabilities. Such amounts, if any, will be recognized in the balance sheet as they are identified and become subject to reasonable estimation.


3.   EARNINGS PER SHARE

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share, for the period ended February 28, 1998. SFAS No. 128 requires the Company to present basic and diluted earnings per share on the face of the income statement. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the sum of the weighted average number of common shares outstanding for the period plus the assumed exercise of all dilutive securities. However, in the case of a loss per share, dilutive securities outstanding would be antidilutive and would therefore be excluded from the computation of diluted earnings per share.

The weighted average number of shares used to calculate basic earnings per share was 4,029,000 and 4,001,000 for the three months ended February 28, 1998 and 1997, respectively. Diluted earnings per share were the same as basic earnings per share.

The weighted average number of shares used to calculate basic earnings per share was 4,029,000 and 4,000,000 for the nine months ended February 28, 1998 and 1997, respectively. Diluted earnings per share were the same as basic earnings per share.

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

OVERVIEW. The following discussion presents information about the financial condition, liquidity and capital resources, and results of operations of the Company as of and for nine months and fiscal quarters ended February 28, 1998 and 1997. This information should be read in conjunction with the audited consolidated financial statements of the Company and the notes thereto as reported on the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1997.

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

Since the Petition Date, the Company has continued in possession of its properties and, as debtor-in-possession, is authorized to operate and manage its businesses and enter into all transactions (including obtaining services, inventories, and supplies) that it could have entered into in the ordinary course of business without approval of the Bankruptcy Court, after notice and hearing. A statutory Creditors' Committee and an official Bondholders' Committee have been appointed in the Chapter 11 case. An unofficial equity committee has also been formed.

Subsequent to the filing of the Chapter 11 Petition, the Company sought and obtained several orders from the Bankruptcy Court which were intended to stabilize its business. The most significant of these orders: (1) authorized and extended use of the Company's cash collateral through May 31, 1998, pursuant to the Stipulation Authorizing Use of Cash Collateral (the "Cash Stipulation"); (2) approved a Trade DIP Financing Agreement, which allows the Company to obtain its expected merchandise orders of over $50 million on extended trade terms while providing the trade vendors with substantial support for the payment of their accounts receivable; (3) authorized the Company to return approximately $7.9 million of merchandise to vendors as credit against the vendors' prepetition claims in exchange for at least $11 million of new merchandise on extended trade terms (the "Vendor Return Program"); (4) authorized the Company to obtain merchandise on consignment (the "Consignment Agreement"); and (5) authorized payment of certain prepetition liabilities, principally prepetition wages and employee benefits, and payments for certain prepetition customer and related service claims.

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

RESULTS OF OPERATIONS Net sales for the quarter ended February 28, 1998 were $44.7 million, a decrease of $4.5 million, or 9%, from net sales of $49.2 for the quarter ended February 28, 1997. Net sales for the nine months ended February 28, 1998 were $90.5 million, a decrease of $14.2 million, or 14%, from net sales of $104.7 million for the nine months ended February 28, 1997. The decreases were primarily the result of the closure of 48 stores during fiscal 1997 and 5 in fiscal 1998 partially offset by an increase in comparable store sales. Comparable store sales (those open for the same period in both the current and preceding years), increased 14% from $38.6 million to $44.1 million for the three months ended

February 28, 1998, and 8% from $75.2 million to $81.5 million for the nine months ended February 28, 1998, versus the same periods from the prior year.

Finance and credit insurance fees on credit sales for the quarter ended February 28, 1998 were $3.0 million, a decrease of $573,000, or 16%, from the prior year period and $8.6 million, a decrease of $2.2 million, or 20% for the nine months ended February 28, 1998. These decreases were primarily due to a decrease in the average total customer receivables outstanding during the nine month period ended February 28, 1998 of approximately $12.7 million compared to February 28, 1997 resulting from the closure of stores, changes in credit underwriting, and lower reliance on credit to generate sales.

Cost of goods sold, buying and occupancy expenses were 60% of net sales for the quarter ended February 28, 1998 compared to 65% for the prior year period. The higher costs during the third quarter of 1997 were primarily a result of the company establishing a reserve to reduce the carrying value of its merchandise inventory. For the nine months ended February 28, 1998 and 1997, cost of goods sold, buying and occupancy expenses were 66% of net sales.

Selling, general and administrative expenses were $14.1 million for the quarter ended February 28, 1998, a decrease of $5.0 million, or 26%, from the prior year. Selling, general and administrative expenses as a percentage of net sales were 32% for the quarter ended February 28, 1998 and 39% for the quarter ended February 28, 1997. The decrease is primarily due to a decrease of approximately $2.0 million, or 55% in advertising expense and the closure of 48 stores during fiscal 1997 partially offset by the decrease in net sales. Selling, general and administrative expenses were $36.2 million, a decrease of $9.9 million, or 22% from the prior year nine month period. Selling, general and administrative expenses as a percentage of net sales decreased to 40% for the nine months ended February 28, 1998 from 44% for the nine months ended February 28, 1997. The decrease as a percentage of net sales is attributable to a combination of a decrease of approximately $4.5 million, or 59% in advertising expense and store closures, partially offset by the decrease in net sales.

The provision for doubtful accounts was $2.6 million for the quarter ended February 28, 1998. This was a decrease of $1.0 million, or 28% from the same period in the prior year. The provision was approximately 6% and 7%, respectively of net sales for the quarters ended February 28, 1998 and 1997. The provision was approximately 12% and 13%, respectively of net credit sales for the quarters ended February 28, 1998 and 1997. The provision for doubtful accounts was $5.5 million for the nine months ended February 28, 1998, a decrease of $2.6 million, or 32% from the prior year. The provision was approximately 6% and 8%, respectively of net sales for the nine months ended February 28, 1998 and 1997. The provision was approximately 11% and 14%, respectively of net credit sales for the nine months ended February 28, 1998 and 1997. The decreases in the provision were primarily due to the closed stores, which had generated less creditworthy customer receivables, along with changes in credit underwriting implemented by new management and lower reliance on credit to effect sales.

Restructuring charges taken in the third quarter ended February 28, 1997 totaled $1,336,000 and primarily related to severance and costs associated with the eleven stores closed during the quarter.

Net interest expense was $2.9 million, for the quarter ended February 28, 1998, a decrease of $687,000 or 19% from the prior year quarter and $9.0 million, for the nine months ended February 28, 1998, a decrease of $461,000 or 5% from the prior year nine month period. The decrease is primarily due to interest income earned on cash balances which is offset against interest expense.

Reorganization costs consist primarily of professional fees directly related to the Chapter 11 filing and are expensed as incurred.

                               FINANCIAL CONDITION

CREDIT PROGRAM. The Company offers its merchandise sales on credit terms to qualified customers. The Company's policy is to attempt to obtain a cash down payment on credit sales, with monthly payments established such that the payment of the credit balance will occur, generally, over a period ranging from 24 to 36 months. The Company's customer receivables are revolving charge accounts. As of February 28, 1998, and May 31, 1997, the aggregate customer receivables balances were $60.1 million and $64.9 million, respectively. The reduction in the customer receivables balances were primarily a result of the closure of stores, changes in credit underwriting, and lower reliance on credit to generate sales offset by lower charge off rates.

INVENTORY. At February 28, 1998, inventories (not including consignment inventory of approximately $29.5 million) were approximately $25.2 million, a decrease of approximately $16.1 million from May 31, 1997. This decrease is due to liquidation of aged merchandise, the sell through of inventories, the return of approximately $5.6 million of inventory under the Trade DIP Financing Agreement and the Company's new merchandising strategy to decrease owned inventories and increase consignment inventories. At February 28, 1998, the Company's inventory reserves totaled $2.7 million.

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

Until a plan of reorganization is confirmed by the Bankruptcy Court, only such payments on prepetition obligations that are approved or required by the Bankruptcy Court will be made. Pursuant to the Cash Stipulation, the Company is making contractual interest payments to its lenders. At February 28, 1998, $124.3 million has been established as liabilities subject to compromise under reorganization proceedings. Other liabilities may arise or be subject to settlement as a result of rejection of executory contracts and unexpired leases, or the Bankruptcy Court's resolution of claims for contingencies and other disputed amounts.

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

The Company reported cash flow provided by operating activities of approximately $15.9 million for the nine months ended February 28, 1998, as compared to cash flow used by operating activities of approximately $3.3 million for the comparable period last year. The increase in cash flow from operating activities during the current year is primarily due to a decrease of $16.1 million in inventory which resulted from liquidation of aged merchandise, the sell through of inventories, the return of approximately $5.6 million of inventory under the Trade DIP Financing Agreement and the Company's new merchandising strategy to decrease owned inventories and increase consignment inventories. Additionally, the Company paid approximately $2.3 million of finance fees during the first quarter of the prior year in connection with the termination of an accounts receivable securitization facility and the amendment of the Company's revolving credit agreement.

As of February 28, 1998, the Company had $22.2 million of cash and cash equivalents as a result of the Chapter 11 filing and the prohibition on payments of prepetition debt. Approximately $4.4 million of the Company's cash and cash equivalents at February 28, 1998, was restricted pursuant to the terms of the Cash Stipulation. Additionally, $2.0 million of the Company's cash and cash equivalents at February 28, 1998 was restricted pursuant to the terms of the Trade DIP Financing Agreement.

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

As of February 28, 1998, the Company had approximately $57.9 million of borrowings outstanding under its Second Amended Revolving Credit Agreement and $50 million outstanding on the Notes. Additionally, the Company had $4.9 million of interest payable on the Notes. This amount represented the semi-annual interest payment that was due on April 30, 1997, plus accrued interest through February 28, 1998.

STIPULATION AUTHORIZING USE OF CASH COLLATERAL. On May 14, 1997, the Company received interim approval of the Bankruptcy Court of an Agreement to Use Cash Collateral. The Company operated under that agreement until July 22, 1997, at which time it received final court approval of an Amended and Restated Stipulation Pursuant to Sections 361 and 363 of the Bankruptcy Code Authorizing Debtor's Use of Cash Collateral and Granting Adequate Protection to Collateral Agent, Lenders and Bondholders (the "Cash Stipulation"). Pursuant to the terms of the Cash Stipulation, through May 31, 1998, the lenders agreed to allow the Company to utilize the cash collateral generated by operations rather than paying down any of the $57.9 million outstanding balance. This cash collateral agreement requires the Company to, among other things, comply with a modified borrowing base. The modified borrowing base increased the cash collateral availability under the Company's Second Amended Revolving Credit Agreement by increasing the advance rate to 82% of eligible accounts receivable, as defined, and to 45% of eligible inventory, as defined, subject to various reductions stipulated in the Cash Stipulation.

TRADE DIP FINANCING AGREEMENT AND VENDOR RETURN PROGRAM. On July 22, 1997, the Company reached an agreement with its vendors and creditors regarding the terms of the Trade DIP Financing Agreement. Pursuant to such agreement, the Company expected to obtain orders for over $50 million of new merchandise on extended trade terms, without having to pay the high fees and interest charges that normally accompany a DIP loan. The vendors are protected from credit exposure through a $2 million trade trust and a $4 million subordination provided by certain holders of the Company's Notes. The Company received approximately $58 million of new merchandise through February 28, 1998. In addition, the agreement allows the Company to exchange up to approximately $7.9 million of slow-moving merchandise for at least $11 million of fresh inventory on extended trade terms. Through February 28, 1998, the Company has returned approximately $5.6 million of this merchandise.

CONSIGNEE AGREEMENT. As part of the Company's plan of reorganization, management has sought to increase the level of consigned merchandise. Toward this end, the Company received Bankruptcy Court approval of its Consignment Agreement on July 22, 1997. Pursuant to the terms of the Consignment Agreement, the Company's vendors committed to maintain a specified minimum amount of consigned merchandise. As of February 28, 1998, the vendors committed to provide at least $7.8 million of inventory on consignment. The Company received approximately $42.2 million of inventory on consignment through February 28, 1998. The Company shall hold such merchandise for sale in the ordinary course of its business and is responsible for insuring the consignment merchandise for its full value and against all risks of loss. The Company is required to report all consignment merchandise sales on a weekly basis, and to pay all invoices within specified trade payment terms, generally 30 days from receipt of invoice, as set forth in the Consignment Agreement.

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

         COMPLAINT IN INTERPLEADER TO DETERMINE RESPECTIVE RIGHTS AND OBLIGATIONS OF PARTIES UNDER EXECUTIVE BONUS PLAN. On December 9, 1997, Imperial Trust Company ("Imperial"), the trustee of the Company's Executive Bonus Plan, filed a complaint in interpleader naming the Company, the Official Committee of Unsecured Creditors (the "Committee") and numerous individual plan participants as defendants. The complaint seeks a judicial determination of the respective rights and obligations of the parties under the Executive Bonus plan. The Company moved to dismiss the complaint because if failed to join as defendants all interested parties. The Company's motion was granted, and on March 12, 1998 Imperial filed and served a first amended complaint in which all potentially interested parties were named as defendants. On April 13, 1998, the Committee moved to dismiss the amended complaint, asserting that it failed to state a claim upon which relief could be granted. The Company has joined in that motion.

         COMPLAINT TO AVOID AND/OR LIMIT PURPORTED SECURITY INTERESTS HELD BY COLLATERAL AGENT. On October 21, 1997, in response to a Bankruptcy Court-approved deadline, the Company filed a complaint to avoid and/or limit certain of the purported security interests held solely by First National Bank of Boston, N.A. (the "Collateral Agent") for the benefit of Barry's prepetition lenders. As a precaution only, the complaint names as additional defendants First Trust National Association, as trustee under that certain indenture dated December 22, 1993 (the "Indenture Trustee") and the Company's individual prepetition lenders (the "Bank Group"). By the complaint the Company seeks, among other things (i) to avoid the Collateral Agent's purported security interest in inventory located in California having a unit retail value of $500 or less, (ii) a declaratory judgment determining that certain statutory landlord liens preserved for the benefit of the estate are senior to any purported security interest of the Collateral Agent in and to the same assets, and (iii) a declaratory judgment determining that the Collateral Agent holds no security interest in the Company's retail store leases and proceeds thereof. On December 10, 1997, the Indenture Trustee filed an answer to the complaint. On January 30, 1998, the Bank Group filed a motion to dismiss the first claim for relief in the complaint on the ground that Massachusetts law, not California law, governed the dispute. The Collateral Agent joined in that motion. On February 4, 1998, the Indenture Trustee adopted the argument made in the Bank Group's motion to dismiss and filed a motion for summary judgment on the first claim for relief. By orders entered on March 2, 1998, the bankruptcy court denied both motions without prejudice. On March 6, 1998 and March 9, 1998, respectively, the Bank Group and the collateral Agent filed answers to the complaint. On March 27, 1998, the Company filed a motion for permission to file a first amended complaint. That motion is pending.

Item 2.  Changes in Securities
              Not Applicable

Item 3.  Defaults Upon Senior Securities
              Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders
              Not Applicable

Item 5.  Other Information
              Not Applicable

Item 6.  Exhibits and Reports on Form 8-K
              Exhibit 27     Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           BARRY'S JEWELERS, INC.



         April 14, 1998                    By:  /s/ Randy N. McCullough
                                                --------------------------------
                                                    Randy N. McCullough
                                           President and Chief Executive Officer



         April 14, 1998                    By:  /s/ E. Peter Healey
                                                --------------------------------
                                                    E. Peter Healey
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)



         April 14, 1998                    By:  /s/ Robert J. Herman
                                                --------------------------------
                                                    Robert J. Herman
                                           Vice President and Controller
                                           (Principal Accounting Officer)