Form 10-K405
period 1998-05-30
BARRYS JEWELERS INC /CA/
filed 1998-08-28
CIK 790360

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------
                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED MAY 30, 1998

                         COMMISSION FILE NUMBER 0-15017
                             ---------------------
                             BARRY'S JEWELERS, INC.
             (Exact name of registrant as specified in its charter)

                  CALIFORNIA                                     95-3746316
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)

       2914 MONTOPOLIS DRIVE, SUITE 200                            78741
                AUSTIN, TEXAS                                    (Zip Code)
   (Address of principal executive offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (512) 369-1400

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                              TITLE OF EACH CLASS
                                ---------------

                                  COMMON STOCK
                                    WARRANTS

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes. [X] No. [ ]

     Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of August 20, 1998, the aggregate market value of the voting stock, held by nonaffiliates of the issuer, was $478,364 based upon an average price of $.1875 multiplied by 2,551,272 shares of common stock outstanding on such date held by nonaffiliates.

     As of August 20, 1998, the issuer had a total of 4,029,372 shares of common stock outstanding.

       APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS.

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution under a plan confirmed by a court. Yes. [X] No. [ ]
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

                                  INTRODUCTION

INTRODUCTORY NOTE

     This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. See "-- Private Securities Litigation Reform Act."

THE COMPANY

     Barry's Jewelers, Inc. (the "Company,") is a chain of specialty retail jewelry stores generally located in regional shopping malls. The Company's stores offer fine jewelry items in a wide range of styles and prices, with a principal emphasis on diamond and gemstone jewelry. As of May 30, 1998, the Company operated 117 retail jewelry stores, principally in California, Texas, Arizona, Utah, North Carolina, Colorado, Idaho, Montana and Indiana. As measured by the number of retail locations, the Company is one of the larger specialty retailers of fine jewelry in the country. The Company's corporate office is located at 2914 Montopolis Drive, Suite 200, Austin, Texas 78741, and its telephone number is (512) 369-1400.

     The Company changed its fiscal year end during 1998 from May 31 to the Saturday closest to May 31. For ease of presentation, the Company's 1998 fiscal year, which represents the period from June 1, 1997 through May 30, 1998, has been described in these financial statements as the year ended May 31, 1998.

PROCEEDINGS UNDER CHAPTER 11

     On May 11, 1997 (the "Petition Date"), the Company commenced a reorganization case by filing a voluntary petition (the "Chapter 11 Petition") for relief under Chapter 11 ("Chapter 11") of title 11 of the United States Code (as amended from time to time, the "Bankruptcy Code") in the United States Bankruptcy Court for the Central District of California, Los Angeles Division (the "Bankruptcy Court"), case number LA 97-27988-VZ.

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

     Subsequent to the filing of the Chapter 11 Petition, the Company sought and obtained several orders from the Bankruptcy Court that were intended to stabilize its business. The most significant of these orders: (1) authorized and extended use of the Company's cash collateral through August 31, 1998; (2) approved a trade debtor-in-possession ("DIP") financing agreement (the "Trade DIP Financing Agreement"), which allowed the Company to obtain its merchandise orders of approximately $54 million on extended trade terms while providing the trade vendors with substantial support for the payment of their accounts receivable; (3) authorized the Company to return approximately $8 million of merchandise to vendors as credit against the vendors' prepetition claims in exchange for at least $11 million of new merchandise on extended trade terms (the "Vendor Return Program"); (4) authorized the Company to obtain merchandise on consignment (the "Consignment Agreement"); and (5) authorized payment of certain prepetition liabilities, principally prepetition wages and employee benefits, and payments for certain prepetition customer and related service claims.

     On April 30, 1998, the Company filed and served its "Original Disclosure Statement And Plan Of Reorganization, Dated April 30, 1998," proposed by the Company (the "Plan"). The Plan was developed through the cooperative efforts of the Company's management, the Creditors' Committee, the Bondholder

Committee, the Bank Group and the unofficial committee of shareholders, all of which support and recommend approval of the Plan.

     Following a hearing held on July 16, 1998 to consider the adequacy of the information contained in the disclosure statement portion of the Plan, the Bankruptcy Court entered its "Order Authorizing And Approving (A) Adequacy Of Disclosure With Respect To The Original Disclosure Statement And Plan Of Reorganization, Dated April 30, 1998, proposed by the Company; (B) Form, Scope, And Nature Of Solicitation, Balloting, Tabulation, And Notices With Respect Thereto; And (C) Related Confirmation Procedures, Deadlines, And Notices" (the "Disclosure Statement Order"), pursuant to which the Bankruptcy Court, among other things, approved the Plan as containing adequate information to enable creditors and equity security holders to make an informed judgment in determining whether to vote to accept or reject the Plan.

     Following the entry of the Disclosure Statement Order, the Company distributed the Plan to its creditors and shareholders for the purpose of soliciting acceptances thereto. The Bankruptcy Court established August 10, 1998 as the deadline for creditors and shareholders to return their ballots and the Company has received notice from the Bankruptcy Court indicating that the Plan was preliminarily accepted by the creditors and equity security holders. The Bankruptcy Court has scheduled a hearing to consider confirmation of the Plan on September 16, 1998.

     The Company's financial statements have been prepared on a going concern basis, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. The Company has had recurring losses from operations and a shareholders' deficiency. As a result of the Chapter 11 Petition filing and circumstances relating to this event, such realization of assets and satisfaction of liabilities is subject to uncertainty. The plan of reorganization could materially change the amounts reported in the accompanying consolidated financial statements, which do not give effect to adjustments to the carrying values of assets and liabilities, which may be necessary as a consequence of a plan of reorganization. The Company's ability to continue as a going concern is contingent upon, among other things, its ability to formulate a plan of reorganization that will be confirmed by Company's creditors, shareholders and the Bankruptcy Court, to achieve satisfactory levels of profitability and cash flow from operations, to maintain compliance with the trade financing agreement and terms of the cash stipulation, and the ability to obtain sufficient financing sources to meet future obligations, and to comply with the terms and covenants of any financing eventually obtained.

PRIOR REORGANIZATION

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

STRATEGY

     The Company's operating strategy is to provide the best fine jewelry values to the retail jewelry consumer. This is accomplished by partnering with vendors to develop new products and expand assortments based on customer demand and perceived value and then by communicating this value message through targeted marketing programs. To enhance sales, the Company makes credit financing available to qualified customers through its own private label credit card and through various secondary credit sources. The Company's sales capabilities are supported by a trained and knowledgeable sales staff, an automated, centralized credit and collection system, and a centralized distribution system to replenish merchandise to the stores.

MERCHANDISE STRATEGY

     Strong vendor partnering has enabled management to leverage a large portion of the Company's inventory through exclusive consignment arrangements, resulting in dominant assortments of quality jewelry. A talented team of merchandise buyers with jewelry manufacturing expertise has been assembled to allow the Company to go beyond buying product, and focus on developing product solutions that meet specific competitive opportunities created by consumer demand. As a result, management believes the stores offer exceptional selection, and excellent values that enhance the Company's ability to offer a better value to the customer and, thereby, capture a larger market share.

     On July 22, 1997, the Company reached an agreement with its vendors and creditors regarding the terms of the Trade DIP Financing Agreement, Vendor Return Program, and Consignment Agreement. See "-- Proceedings Under Chapter 11." These vendor programs, along with an increase in available borrowing under the Company's Amended Revolving Credit Agreement pursuant to the terms of the Cash Stipulation (see Item 3. Legal Proceedings), allowed management to implement its new merchandise strategy.

MERCHANDISE MIX

     The Company has repositioned its merchandise assortments to appeal to the mainstream jewelry consumer. Improved price points, updated styling and an expanded selection in high volume product categories such as bridal, diamond fashion and gold have been the primary focus of the new merchandising strategy.

INVENTORY PURCHASING

     Buyers located in the Company's corporate offices purchase most of the stores' merchandise. Each store's inventory is replenished weekly or more often during peak selling seasons. Management believes that centralized merchandise purchasing provides the Company with quality controls and price advantages.

     Three vendors have accounted for 27%, 25%, and 21% of the Company's merchandise purchases for fiscal 1998, 1997, and 1996, respectively. Management believes that the Company's relationship with these three vendors, as well as its other vendors, is good. These vendors, and all vendors key to the Company's new merchandising strategy, have agreed to participate in the Trade DIP Financing Agreement and the Vendor Return Program.

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

TRADE NAMES

     The Company currently operates under five trade names: Schubach, Mission, Samuels, Hatfields and A. Hirsh & Sons. Over the next two to three years, the Company intends to change the name of all of its stores to Samuels Jewelers.

STORE PERFORMANCE

     The following table sets forth selected data with respect to the Company's operations for the five fiscal years ended May 31, 1998.

                                                      1998     1997     1996    1995     1994
                                                      ----    ------    ----    -----    ----
Number of stores at beginning of year...............   130       161     162      144     144
  Acquired during the year..........................    --        --      --       15      --
  Opened during the year............................    --        17       7        8       1
  Closed during the year(1).........................   (13)      (48)     (8)      (5)     (1)
                                                      ----    ------    ----    -----    ----
          Total at year end.........................   117       130     161      162     144
                                                      ====    ======    ====    =====    ====
Percentage increase (decrease) in sales of
  comparable stores(2)..............................   9.2%    (10.0)%   2.2%    11.0%    7.4%
Average sales per comparable store (in
  thousands)(2).....................................  $951    $  709    $905    $ 871    $792

---------------

(1) The 48 stores closed during fiscal 1997 are composed of 33 stores closed on or about May 11, 1997, as part of the Company's Chapter 11 Petition filing; 11 stores closed in connection with the restructuring, announced in January 1997, and 4 other stores closed during the year.

(2) Comparable stores are stores that were open for all of the current and preceding year.

CREDIT PROGRAM

     The Company's credit policy is intended to complement its overall sales strategy. The principal objective is the extension of credit to those customers who will produce the most reasonable rate of return. The Company also offers credit insurance to its customers. This insurance program, underwritten by a major insurance company, generally provides coverage for life, disability, unemployment and loss of property.

     Sales under the Company's credit program accounted for approximately 50% of fiscal 1998 sales and 56% of fiscal 1997 sales, net of down payments. The decline in credit sales mix is attributable to management's policy of tightening credit granting standards and by a merchandising and marketing strategy designed to attract a more affluent customer. Payment periods for the credit sales generally range from 24 to 36 months. Customers may also purchase jewelry for cash and by using major national credit cards.

SEASONALITY

     The level of success of the Company is heavily dependent each year on the success of its Christmas selling season, which in turn depends on many factors beyond the Company's control, including the general business environment and competition in the industry. Sales during the Christmas season (which includes the period from the day following Thanksgiving Day to December 31) generally account for approximately 25% of net sales and all or nearly all of annual earnings. The Company had net sales of $28.3 million during the Christmas 1997 selling season.

COMPETITION

     The retail jewelry industry is highly competitive. It is estimated that there are approximately 35,000 retail jewelry stores in the United States, most of which are independently operated and not part of a major chain. Numerous companies, including publicly and privately held independent stores and small chains, department stores, catalog showrooms, direct mail suppliers, and TV shopping networks, provide competition on a national and regional basis. The malls and shopping centers wherein many of the Company's stores are located typically contain several other national chain or independent jewelry stores, as well as one or more jewelry departments located in the "anchor" department stores. Certain of the Company's competitors are substantially larger than the Company and have greater financial resources.

     Management believes that the primary elements of competition in the retail jewelry business are quality of personnel, level of customer service, breadth, depth, price and quality of merchandise offered, credit terms and store location and design. Management believes that the Company has been unable to compete successfully in prior years because of its failed merchandising programs, poor credit underwriting practices, cash flow constraints, excessive collection costs, poor inventory controls and below-average percentage of consignment inventory, executive turnover, restrictive financing arrangements, ineffective investment in technology and the resultant excessive administrative costs. In addition, the Company believes that, as the jewelry retailing industry consolidates, the ability to compete effectively may become increasingly dependent on volume purchasing capability, regional market focus, superior management information systems, and the ability to provide customer service through trained and knowledgeable sales staffs. However, the competitive environment is often affected by factors beyond a particular retailer's control, such as shifts in consumer preferences, economic conditions, population and traffic patterns.

YEAR 2000 COMPLIANCE

     Many existing computer systems and applications, and other control devices, use only two digits to identify a year in the date field without considering the impact of the upcoming change in the century. As a result, such systems and applications could fail or create erroneous results unless corrected so that they can process data related to the year 2000 and beyond.

     The Company relies on its computer systems, applications and devices in operating and monitoring all major aspects of its business, including financial systems (such as general ledger, accounts payable and payroll modules), customer services, infrastructure, embedded computer chips, networks, telecommunications equipment and end products. The Company has obtained and is in the process of implementing a new integrated management information system that includes a system processor and operating system, applications software, point of sale hardware and additional microcomputers. The year 2000 issue was addressed during the planning process, and all new system technology is expected to be year 2000 compliant.

     The Company has no current intention to replace its current customer accounts receivable system, which is not year 2000 compliant. However, it is planning to outsource the billing and collection functions. The Company is currently exploring the feasibility of licensing other existing collection systems should the Company be unable to outsource the billing and collections functions by the year 2000.

     The Company is confident that remaining needs will be addressed before the end of 1999 and believes that the year 2000 issue will not pose significant operational problems or result in costs that would have a material adverse impact on its financial condition or results of operations.

     The Company also relies, directly and indirectly, on external systems of business enterprises such as customers, suppliers, creditors and financial organizations, and of government entities, for accurate exchange of data. The Company is in the process of communicating with its significant suppliers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failures to remediate their own year 2000 issues. Even if the Company's internal systems are not materially affected by the year 2000 issue, it possibly could be affected through disruptions in the operations of the parties with which it interacts.

     Therefore, despite the Company's efforts to address the year 2000 impact on its internal systems and business operations, there can be no assurance that such impact will not result in a material disruption of its business or have a material adverse effect on its business, financial condition, or results of operations.

EMPLOYEES

     At May 31, 1998, the Company had 1,007 full-time and part-time employees. Unions represented 34 employees, or 3% of the Company's employees, at such date. Union contracts covering these employees expired on August 31, 1996; however, negotiations to renew the contracts are continuing. The Company believes it provides working conditions and wages that compare favorably with those offered by other retailers in the industry and that its relations with its employees are good. The Company has never experienced any material labor unrest, disruption of operations or strikes.

PRIVATE SECURITIES LITIGATION REFORM ACT

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included under the captions "Business -- Proceedings Under Chapter 11" and in other parts of this Form 10-K and other materials filed or to be filed by the Company with the Securities and Exchange Commission contain statements that are forward-looking, such as statements relating to the Company's Cash Collateral Stipulation, Postpetition Consignment, Trade Financing and Vendor Return Program among others. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated Plan of Reorganization results in the future, and accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, the risk of continuing losses and cash flow constraints despite the Company's efforts to improve operations, including: the Vendor Return Program, the Consignment Merchandise Agreement, and Trade DIP Financing Agreement such that the Company will be able to purchase inventory for the 1997 holiday season and thereafter, and attain credit support from its creditors and vendors; failure to negotiate acceptable payment terms with creditors, vendors and landlords; and failure to have its plan for reorganization confirmed.

ITEM 2. PROPERTIES

     The Company leases all its retail stores. Stores range in size from approximately 577 square feet to 3,690 square feet. Store leases generally have an initial term of 5 to 15 years and will expire at various dates through 2007. Currently, leases at 3 stores have expired, and two other have been rejected; the five stores are occupied on a month-to-month basis. Some leases contain renewal options for periods ranging from 5 to 10 years on substantially the same terms and conditions as the initial lease. Under most of the store leases, the Company is required to pay taxes, insurance, and its pro rata share of common area and maintenance expenses. Most of the leases also require the Company to pay the greater of a specified minimum rent or a contingent rent based on a percentage of sales as defined.

     The Company formerly leased approximately 38,000 square feet for its headquarters located in Monrovia, California. Because the Company obligations under its headquarters lease were significantly greater than market lease rates, the Company determined to reject the lease. After negotiations with its former lessor, the Company entered into a stipulation providing for the rejection of the lease, effective August 15, 1998. The stipulation was approved by the Bankruptcy Court.

     In connection with the Company's determination to reject its existing headquarters lease, the Company has relocated its corporate headquarters to Austin, Texas. The Company has entered into a new lease for its headquarters with the following substantive terms: (a) approximately 24,000 square feet, with rent of $0.47 per square foot per month on a triple net basis; and (b) a term of five years, with an option to renew for one additional five year term at the average monthly net rental rate charged for comparable premises. The Company also leased space in Irwindale, California, for its credit center.

     Under section 365(d)(4) of the Bankruptcy Code, unless otherwise ordered by a bankruptcy court, a Chapter 11 debtor must assume all leases of nonresidential property within 60 days of its Chapter 11 filing or such leases will be deemed rejected.

     Following the Petition Date, the Company also filed a motion for authority to reject the leases pertaining to 33 closed store locations and to reject an additional lease involving a store location that was never opened. The motion was approved by the Bankruptcy Court. In addition, the Company subsequently rejected an additional 14 leases and closed the under-performing store locations during the pendency of its bankruptcy case.

     Soon after the Petition Date, the Company also began to negotiate interim reductions in base rent under various leases and evaluated the specific terms of other leases in order to determine whether any required only "non-economic" modifications. Thereafter, the Company submitted non-economic lease modification proposals to the lessors of over 50 store locations. Pursuant to those proposals, the Company has assumed approximately 39 leases, as modified, during its bankruptcy case.

     On motions by the Company, the Bankruptcy Court extended through July 31, 1998, the deadline for the Company to assume, assume and assign, or reject its remaining leases of nonresidential real property. After thorough analysis of its remaining approximately 77 leases, the Company moved to assume approximately 72 of those leases. In some instances, the Company has moved to assume the leases as modified pursuant to executed or anticipated lease amendments. The motions are set for hearing on August 26, 1998. Leases not the subject of a motion to assume filed on or before July 31, 1998 are deemed rejected by operation of Bankruptcy Code section 365(d)(4).

     As of August 25, 1998, the Company was operating 116 retail stores in the following states:

                                                               NUMBER OF
                           STATE                                STORES
                           -----                               ---------
California..................................................          31
Texas.......................................................          31
Arizona.....................................................           7
Utah........................................................           7
North Carolina..............................................           6
Colorado....................................................           5
Idaho.......................................................           5
Montana.....................................................           5
Others......................................................          19
                                                               ---------
TOTAL.......................................................         116
                                                               =========

ITEM 3. LEGAL PROCEEDINGS

A. CHAPTER 11 FILING

     The Company commenced its reorganization case by filing a voluntary petition for relief under Chapter 11 of the Bankruptcy Code on the Petition Date. Chapter 11 is the principal business reorganization chapter of the Bankruptcy Code. Under Chapter 11, a debtor in possession attempts to reorganize its business for the benefit of itself, its creditors, and other parties in interest.

     The commencement of a Chapter 11 case creates an estate consisting of all of the legal and equitable interests of the debtor in property as of the date that the petition was filed. Sections 1101, 1107, and 1108 of the Bankruptcy Code provide that a debtor may continue to operate its business and remain in possession of its property as a "debtor in possession" unless the bankruptcy court orders the appointment of a trustee. Since the Petition Date, the Company has remained in possession of its property and continues to operate its business as a debtor in possession.

     The filing of a voluntary petition under Chapter 11 also operates as an automatic stay of, among other things, all attempts to collect on pre-petition claims from the debtor or otherwise interfere with the debtor's property or business. In Chapter 11 cases, unless otherwise ordered by the bankruptcy court, the automatic stay remains in full force and effect until the effective date of a confirmed plan of reorganization.

     The formulation of a plan of reorganization is the principal purpose of a Chapter 11 case. A plan sets forth the means for satisfying the claims against and interests in the debtor. On April 30, 1998, the Company filed and served its "Original Disclosure Statement and Plan of Reorganization, dated April 30, 1998, proposed by the Company (previously defined as the "Plan"). The Plan was developed through the cooperative efforts of the Company's management, the Creditors' Committee, the Bondholder Committee, the Bank Group and the unofficial committee of shareholders, all of which support and recommend approval of the Plan. The plan proposed by the Company, discussed below, provides for a reorganization of its capital structure to enable it to continue as a viable business enterprise, maximize the recoveries for creditors and shareholders, preserve the jobs of hundreds of employees, and avoid the potentially adverse impact of a liquidation on the Company's numerous trade vendors and other suppliers.

THE CASH COLLATERAL STIPULATION

     Prior to the Petition Date, the Company and its prepetition lenders (collectively, the "Bank Group") executed the "Stipulation Pursuant to Sections 361 and 363 Bankruptcy Code Authorizing Debtor's Use of Cash Collateral," by which the Bank Group consented to the use of its cash collateral on certain terms and conditions.

     After further negotiations, the Company, the Bank Group, the official committee of bondholders (the "Bondholder Committee") and the official committee of unsecured creditors (the "Creditors' Committee") entered into the "Amended Stipulation Pursuant to Sections 361 and 363 of the Bankruptcy Code Authorizing Debtor's Use of Cash Collateral and Granting Adequate Protection to Collateral Agent, Lenders and Bondholders" (the "Amended Cash Collateral Stipulation"), which authorized the Company to use the cash collateral, on specified terms and conditions, through February 28, 1998.

     The Amended Cash Collateral Stipulation was subsequently amended on several occasions to continue the Company's use of cash collateral through August 31, 1998. The parties have recently agreed to further extend the Company's use of cash collateral through October 14, 1998, subject to Bankruptcy Court approval.

THE EXECUTIVE MANAGEMENT CONTRACTS

     In mid-February 1997, based upon recommendations received from industry and nonindustry sources and following interviews, the Company's Board of Directors (the "Board") determined to hire Samuel Merksamer as Chief Executive Officer and President and E. Peter Healey as Executive Vice President and Chief Financial Officer. Following the selection of Mr. Merksamer and Mr. Healey, the Board also hired Randy N. McCullough as Senior Vice President -- Merchandising, Chad C. Haggar as Vice President -- Operations, Bill R. Edgel as Vice
President -- Marketing, and Paul W. Hart as Vice President -- Management Information Systems (collectively, the "Senior Executives").

     Following negotiations with a Compensation Committee of the Board, each of the Senior Executives and the Company entered into an employment agreement dated as of May 1, 1997 (collectively, the "Executive Management Contracts"); such agreements provided for specified base salaries, annual and incentive bonuses, and termination benefits. After the Petition Date, the Company filed a motion for an order authorizing the assumption and performance of the Executive Management Contracts. Following the filing and service of that motion, however, discussions transpired among certain of the Company's major constituents regarding the terms of the Executive Management Contracts, and as a result of those discussions, the Senior Executives proposed modifications to the Executive Management Contracts, under which they agreed to reduce the total compensation payable thereunder.

     The Bankruptcy Court subsequently authorized the Company to enter into, and to assume, the Executive Management Contracts, thereby enabling the Company to retain intact its new management team and to incentivize key personnel during the course of the reorganization case.

     On March 27, 1998, Samuel Merksamer's employment as President and Chief Executive Officer of the Company terminated. Randy N. McCullough, who had recently been promoted to Executive Vice President and Chief Operating Officer, succeeded Mr. Merksamer as Chief Executive Officer.

THE POSTPETITION CONSIGNMENT, TRADE FINANCING, AND VENDOR RETURN PROGRAMS

     The Company's ability to operate successfully depends in large part upon its ability to provide a wide variety of high-quality jewelry for display and sale to retail customers. One of the Company's most urgent priorities following the Petition Date, therefore, was to increase per-store inventory levels prior to the start of the crucial 1997 Christmas-Hanukkah season, during which the Company would generate a substantial portion of its sales for the year. The Company addressed the inventory problem in several ways.

     For example, the Company obtained Bankruptcy Court approval of a post petition consignment program pursuant to which certain key vendors committed to maintain a specified minimum amount of consigned merchandise with the Company. The Company also obtained authorization to pay for any prepetition consigned goods that it sold after the Petition Date with the consent of the applicable consignors, and the Company now has disposed of approximately half of its prepetition consigned inventory in that manner.

     The Company also negotiated, executed, and obtained Bankruptcy Court approval of a "vendor return program," which provided for: (a) the Company to return to participating vendors certain merchandise sold by vendors to the Company prior to the Petition Date, in amounts of up to 75% of the applicable vendors' prepetition claims (as valued based upon the purchase price set forth in the prepetition invoices for the returned goods) and up to an aggregate of approximately $8 million, with such returns being credited to reduce the vendors' claims against the Company on a dollar-for-dollar basis; (b) the participating vendors to agree to provide revolving credit to the Company until the earlier of the confirmation of a plan of reorganization or one year, on 90 day terms in an amount of at least 250% of the value of the merchandise so returned; (c) the Company to fund a $2 million "trade trust," with the consent of the Bank Group and the Bondholder Committee, with which to secure its post petition credit obligations to participating vendors; (d) members of the Bondholder Committee to subordinate $4 million of their Secured Claims against the Company to the company's post petition trade payables to participating vendors; and (e) in the event that such trade trust was eliminated or reduced, members of the Bondholder Committee to agree to subordinate up to an additional $2 million of their secured claims against the Company to the Company's post petition trade payables to participating vendors.

OTHER BUSINESS RESTRUCTURING EFFORTS

     Following the Petition Date, the Company proceeded to implement its business reorganization plan along an array of other fronts. Perhaps most importantly, the Company evaluated and restructured many of its store leases. As of the Petition Date, the Company chain-wide, per-store occupancy costs were approximately 10.3% of sales, and the occupancy costs at certain stores were almost double that amount. Such amounts were well above industry averages.

     The company also devised and obtained Bankruptcy Court approval of a comprehensive program to obtain and implement a new integrated management information system, including a systems processor and operating system, applications software, point-of-sale hardware, additional microcomputers, and a new home office telephone system, all of which will enable more efficient operation and reduce overhead expenses on a going-forward basis. In an effort to reduce its corporate occupancy costs, management, after extensive negotiations to reduce the rent on its corporate headquarter lease decided to relocate to a more affordable space. In May, 1998 the Company relocated its credit operations from Monrovia, California, to Irwindale, California, and in June 1998, it relocated its corporate functions from Monrovia, California, to Austin, Texas (see Item 2. Properties).

     Finally, the Company is pursuing a number of other options to help restore long-term profitability, including reductions in corporate overhead, changes in personnel; bringing in new consignment inventory and establishing other vendor-partnering programs to enhance merchandise assortment; and thereby attract a less credit-dependent customer base; raising credit-granting standards to industry norms; incentivizing accounts-receivable collection efforts; changing commission structure to properly motivate salespeople; reducing vault inventory by sending more merchandise to the stores; and pursuing alternatives to the existing in-house credit and collection process.

THE BAR DATE AND CLAIMS OBJECTIONS

     Pursuant to a motion by the Company, the Bankruptcy Court established October 31, 1997, as the Bar Date for filing proofs of claim and interest against the Company's estate. Subsequently, claimants filed over 890 proofs of claim and interest. The Company has successfully objected to a number of the proofs of claims, and the Company intends to continue its analysis of the remaining claims and to raise objections to those claims as warranted.

     The Plan enables the Company or a "Claims Committee" to file additional objections to claims and interests through six months after the effective date of the Plan, and the Company has reserved all rights with respect to the allowance or disallowance of any and all claims and interests.

B. LITIGATION

LIEN AVOIDANCE LITIGATION

     On October 21, 1997, in response to a Bankruptcy Court-approved deadline, the Company filed with the Bankruptcy Court a "Complaint To Avoid Purported Security Interests, to Limit Purported Security Interests, and for Declaratory Relief" (the "Lien Avoidance Complaint") in order to avoid and/or limit certain of the purported security interests held by BankBoston, as collateral agent for the Bank Group and the Bondholders. By the Lien Avoidance Complaint, the Company sought, among other things: (i) to avoid the purported security interest in inventory located in California having a unit retail value of $500 or less; (ii) a declaratory judgment determining that certain statutory landlord liens preserved for the benefit of the estate are senior to any purported security interest in and to the same assets; and (iii) a declaratory judgment determining that no security interest exists in the Company's retail store leases and proceeds thereof. At the request of the parties, the Bankruptcy Court has stayed further prosecution of the Lien Avoidance Complaint and continued all hearings with regard to the complaint until October 8, 1998. Under the terms of the Plan, the Lien Avoidance Complaint shall be dismissed with prejudice as of the Plan effective date.

EXECUTIVE BONUS PLAN INTERPLEADER LITIGATION

     Prior to the Petition Date, the Company implemented both a Deferred Compensation Plan and an Executive Bonus Plan (collectively, the "Plans") in order to provide specified benefits to management and certain key employees. The Deferred Compensation Plan allows eligible employees to defer receipt of a portion of their current income on a pre-tax basis and to receive tax-deferred interest on the deferrals. The Executive Bonus Plan provides a payment of certain benefits to eligible employees upon the occurrence of certain specified "changes in control" of the Company. Any benefits paid to an eligible employee under the Executive Bonus Plan are offset against the benefits payable to such employee under the Deferred Compensation Plan.

     In connection with the Plans, the Company established what has been described as a "trust" (the "EBP Trust") to fund and secure the benefits for the Executive Bonus Plan participants, and the EBP Trust currently holds liquidated proceeds from life insurance policies on the lives of some or all of such participants. The trustee of the EBP Trust is Imperial Trust Company ("Imperial").

     During the Company reorganization case, certain of the participants in the Executive Bonus Plan have made demands on Imperial for the payment of benefits that they allege are due and owing as a result of the Company having filed its Chapter 11 petition. Imperial, however, has refused to make payments to the participants absent an order of the Bankruptcy Court. Accordingly, on December 9, 1997, Imperial filed a "Complaint in Interpleader" (as amended, the "Interpleader Complaint"), naming the Company, the Creditors' Committee, and numerous individual plan participants as defendants, in order to determine the respective rights and obligations of the parties in and to the EBP Trust assets. The parties currently are engaged in settlement discussions.

THE PLAN OF REORGANIZATION

     On April 30, 1998, the Company filed and served its "Original Disclosure Statement and Plan of Reorganization, dated April 30, 1998, proposed by the Company (previously defined as the "Plan"). The Plan was developed through the cooperative efforts of the Company's management, the Creditors' Committee, the Bondholder Committee, the Bank Group and the unofficial committee of shareholders, all of which support and recommend approval of the Plan.

     Following a hearing held on July 16, 1998 to consider the adequacy of the information contained in the disclosure statement portion of the Plan, the Bankruptcy Court entered its "Order Authorizing and Approving (a) Adequacy of Disclosure with Respect to the Original Disclosure Statement and Plan of Reorganization, dated April 30, 1998, proposed by the Company; (b) Form, Scope, and Nature of Solicitation, Balloting, Tabulation, and Notices with Respect Thereto; and (c) Related Confirmation Procedures, Deadlines, And Notices" (the "Disclosure Statement Order"), pursuant to which the Bankruptcy Court, among other things, approved the Plan as containing adequate information to enable creditors and equity security holders to make an informed judgment in determining whether to vote to accept or reject the Plan.

     Following the entry of the Disclosure Statement Order, the Company distributed the Plan to its creditors and shareholders for the purpose of soliciting acceptances thereto. The Bankruptcy Court established August 10, 1998 as the deadline for creditors and shareholders to return their ballots and The Company has received notice from the Bankruptcy Court indicating that the Plan was preliminarily accepted by the creditors and equity security holders.

     The Bankruptcy Court has scheduled a hearing to consider confirmation of the Plan (the "Confirmation Hearing") on September 16, 1998.

SUMMARY OF DISTRIBUTIONS

     The following summary of the Plan is qualified in its entirety by the actual terms of the Plan. The Plan is intended to provide for the maximum feasible recoveries for creditors and shareholders by enabling the Company to recapitalize and continue to operate as a viable business enterprise.

     Generally, the Plan provides for: (a) the payment in full of allowed administrative claims, priority claims, and priority tax claims; (b) the payment in full of the approximately $57.9 million in allowed secured claims of members of the Bank Group, including the payment of pre- and post-petition interest at the nondefault rate provided in the revolving credit agreement and the payment of the professional fees and expenses incurred by the Bank Group during the reorganization case; (c) the payment or other satisfaction of other allowed secured claims; (d) the distribution of 2.5 million shares of new common stock to Bondholders in satisfaction of their secured and unsecured claims; (e) the offer and sale of an additional 2.25 million shares of new common stock, for an aggregate price of $15 million, to Bondholders who elect to purchase such shares; (f) either (i) if the amount of all other allowed unsecured claims is equal to or exceeds $17 million, the payment of $2.55 million to holders of such other allowed unsecured claims, to be distributed on a pro rata basis among such holders, plus simple interest at the rate of five percent per annum from the effective date of the Plan until the date of the distribution to such holders; or (ii) if the amount of all other allowed unsecured claims is less than $17 million, the payment of fifteen percent of the amount of such allowed unsecured claims, plus simple interest at the rate of five percent per annum from the effective date of the Plan until the date of the distribution to such holders; and (g) in satisfaction of allowed interests, the issuance of 263,158 warrants, distributed on a pro rata basis to holders of existing common stock, which warrants will provide such holders with the right to purchase up to an aggregate of five percent of the new common stock, on a fully diluted basis, under specified terms and conditions.

SUMMARY OF SOURCE OF FUNDS

     The sources of money earmarked to pay creditors and shareholders under the Plan include: (a) cash on hand (b) a $50 million Plan financing agreement with Foothill Capital Corporation as a lender and as agent for an anticipated lender group and (c) the $15 million in proceeds from the sale of new common stock to participating Bondholders. Moreover, as noted above, in lieu of cash payments or other distributions of property to Bondholders and holders of existing common stock, the reorganized company will issue new common stock and warrants, respectively, to such claimants.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

EXECUTIVE OFFICERS

     The following individuals currently serve as the Company's executive officers.

     Randy N. McCullough, 46, has been the Company's Chief Executive Officer since March 31, 1998. Mr. McCullough joined the Company in April 1997 and was the Company's Senior Vice President -- Merchandise since April 1997. Prior to joining the Company, Mr. McCullough served as President of

Silverman's Factory Jewelers from 1991 to March 1997. Prior to that time, Mr. McCullough was a senior manager with a leading national retail chain for over 18 years.

     E. Peter Healey, 45, has been the Company's Executive Vice President, Chief Financial Officer and Secretary since February 1997. From 1994 to 1996, Mr. Healey was the Vice President, Chief Financial Officer, Secretary and Treasurer of MS Financial, Inc. From 1985 to 1993, Mr. Healey was Vice President and Treasurer of Zale Corporation. Zale Corporation was previously involved as a debtor-in-possession in reorganization proceedings under Chapter 11 of the Bankruptcy Code, emerging from such proceedings in 1993.

     Bill R. Edgel, 32, has been the Company's Vice President -- Marketing since February 1997. Prior to joining the Company, Mr. Edgel served as Director of Credit Marketing of Macy's West, a division of Federated Department Stores, from 1996 to 1997. From 1995 to 1996, Mr. Edgel served as Director of Marketing for Merksamer Jewelers, Inc. Merksamer Jewelers, Inc. was previously involved as a debtor-in-possession in reorganization proceedings under Chapter 11 of the Bankruptcy Code, emerging from such proceedings in 1992. From 1993 to 1995, Mr. Edgel served as Advertising Manager/Creative Director for Troutman's Emporium, Inc. From 1992 to 1993, Mr. Edgel served as Partner/Creative Director of Vaki Advertising, Inc.

     Chad C. Haggar, 34, has been the Company's Sr. Vice President -- Operations since February 1997. Prior to joining the Company, Mr. Haggar served as Director of Stores of Fred Meyer, Inc. from 1996 to 1997. From before 1992 to 1996, Mr. Haggar served as Regional Manager of Merksamer Jewelers, Inc. Merksamer Jewelers, Inc. was previously involved as a debtor-in-possession in reorganization proceedings under Chapter 11 of the Bankruptcy Code, emerging from such proceedings in 1992.

     Paul W. Hart, 40, has been the Company's Vice President -- Management Information Systems since August 1997. Prior to joining the Company, Mr. Hart served as Vice President -- Management Information Systems of MS Financial, Inc. From 1974 to 1995, Mr. Hart was employed by Zale Corporation, serving as Director of Credit Systems from 1994 to 1995, and as its Manager of Business Systems Planning and Support from 1988 to 1994.

     Robert J. Herman, 37, has been the Company's Vice President, Controller and Assistant Secretary since February 1998. Prior to joining the Company, Mr. Herman served as the Controller for Datamark, Inc., from 1997 to February 1998. From 1994 to 1997, Mr. Herman served as the Controller for Silverman's Factory Jewelers. From 1987 to 1994, Mr. Herman was employed by Sunbelt Nursery Group, Inc., serving as its Controller from 1991 to 1994.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     As a result of the Company's bankruptcy proceedings and its failure to maintain certain minimum listing requirements, the Company's Common Stock was delisted from NASDAQ on July 14, 1997 and is currently traded on the pink sheets. Trading during fiscal 1998 was extremely limited.

     In November 1994, a one-for-five reverse stock split of the Company's Common Stock was effected; all share and per share data in this Form 10-K have been restated to reflect such reverse stock split.

WARRANTS

     Beginning in July 1992, the Company's warrants commenced trading in the over-the-counter market on NASDAQ. Since then, the trading volume has been very low. The Company's warrants were also delisted from NASDAQ on July 14, 1997.

HOLDERS

     Management believes that there are approximately 200 beneficial owners of Common Stock as of August 24, 1998.

DIVIDENDS

     The Company has paid no cash dividends on its Common Stock during the past three fiscal years, and management does not anticipate that it will do so in the foreseeable future. Currently, the Company is prohibited from paying any cash dividends under the terms of its Second Amended Revolving Credit Agreement and the indenture governing the Notes.

ITEM 6. SELECTED FINANCIAL DATA

     The following tables set forth selected financial data of the Company as of and for each of the five fiscal years ended May 31, 1998. The data should be read in conjunction with the financial statements, related notes and other financial information included herein.

                            SELECTED FINANCIAL DATA
                   (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                      FOR THE YEARS ENDED MAY 31,
                                          ----------------------------------------------------
                                            1998       1997       1996       1995       1994
                                          --------   --------   --------   --------   --------
STATEMENT OF OPERATIONS DATA:
  Net Sales.............................  $113,873   $130,446   $140,145   $136,055   $114,023
  Finance and credit insurance fees.....    11,316     13,900     16,008     15,681     14,487
                                          --------   --------   --------   --------   --------
                                           125,189    144,346    156,153    151,736    128,510
                                          --------   --------   --------   --------   --------
  Operating (loss) income(1)(2).........    (4,009)   (29,741)     8,651     11,670     10,294
                                          --------   --------   --------   --------   --------
  Interest expense, net.................     7,025     12,745     11,146      9,764      7,746
  Reorganization costs..................    11,134      2,322         --         --         --
  Provision for income taxes............        --        284        288         --      1,009
                                          --------   --------   --------   --------   --------
  (Loss) income before extraordinary
     item...............................   (22,168)   (45,092)    (2,783)     1,906      1,539
                                          --------   --------   --------   --------   --------
  Extraordinary item(3).................        --       (876)        --         --         --
                                          --------   --------   --------   --------   --------
  Net (loss) income.....................  $(22,168)  $(45,968)  $ (2,783)  $  1,906   $  1,539
                                          ========   ========   ========   ========   ========
BASIC AND DILUTED PER SHARE DATA:(4)
  (Loss) income before extraordinary
     item...............................  $  (5.50)  $ (11.25)  $  (0.70)  $   0.48   $   0.53
                                          ========   ========   ========   ========   ========
  Extraordinary item(3).................  $     --   $  (0.22)  $     --   $     --   $     --
                                          ========   ========   ========   ========   ========
  Net (loss) income.....................  $  (5.50)  $ (11.47)  $  (0.70)  $   0.48   $   0.53
                                          ========   ========   ========   ========   ========
  Weighted average number of common and
     common Shares outstanding..........     4,029      4,007      3,978      3,969      2,902
                                          ========   ========   ========   ========   ========

                                                                MAY 31,
                                          ----------------------------------------------------
                                            1998       1997       1996       1995       1994
                                          --------   --------   --------   --------   --------
BALANCE SHEET DATA:
Current assets..........................  $ 95,939   $105,390   $127,075   $127,208   $107,876
Working capital.........................    77,155     99,482    117,819    109,873     94,660
Total assets............................   110,732    123,483    145,875    144,959    122,252
Total debt(5)...........................   126,812    130,271    103,579     92,368     75,935

---------------

(1) Operating (loss) income for the fiscal year ended May 31, 1997, includes $1,336 of restructuring expenses primarily related to severance and costs associated with 11 stores closed during the fiscal year.

(2) Operating (loss) income for the fiscal year ended May 31, 1997, includes $3,947 for impairment loss, and $3,033 for inventory valuation.

(3) The year ended May 31, 1997, includes an extraordinary loss of $876 or $0.22 per share, incurred in connection with the early extinguishment of the Company's Securitization Facility. See "MD&A -- Liquidity and Capital Resources."

(4) In November 1994, a one-for-five reverse stock split of the Common Stock was effected; share and per share data have been restated to reflect such reverse stock split.

(5) As of May 31, 1998 and 1997, total debt includes liabilities subject to compromise under reorganization proceedings.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PRIVATE SECURITIES LITIGATION REFORM ACT

     This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. See "Business -- Private Securities Litigation Reform Act."

  Fiscal Year Ended May 31, 1998 ("Fiscal 1998") Compared With Fiscal Year Ended May 31, 1997 ("Fiscal 1997")

     Net sales for fiscal 1998 were $113.9 million, a decrease of $16.5 million, or 12.7%, from net sales of $130.4 million for fiscal 1997. This decrease resulted primarily from the closure of 13 stores in fiscal 1998 and 33 stores in May 1997 offset by an increase in comparable store sales (those open in both the current and preceding year). Comparable store sales increased by $8.6 million, or 9.2% from fiscal 1997 to fiscal 1998. This increase resulted from improved merchandise offerings and improved marketing but was offset by the reduction of credit sales caused by changes in credit granting standards.

     Finance and credit insurance fees decreased from $13.9 million in fiscal 1997 to $11.3 million in fiscal 1998. This decrease of $2.6 million, or 18.7%, was primarily due to the decrease in average outstanding customer receivables resulting from store closures, changes in credit underwriting criteria, and lower reliance on credit to generate sales.

     Cost of goods sold, buying and occupancy expenses were 66.4% of sales in fiscal 1998 compared to 71.3% of sales in fiscal 1997. The increase in gross margin resulted from the sale of fresher merchandise purchased during fiscal 1998 under the new merchandising strategy, (which allowed for a reduction in competitive discounting) and a reduction in the inventory shrink percentage. In connection with the change in merchandising strategy developed by the Company's new management team, an inventory valuation reserve of $3.0 million was established as of May 31, 1997. The inventory valuation reserve was $2.2 million at May 31, 1998. The reduction of the inventory valuation reserve is the result of sales of merchandise below cost to reposition the Company's merchandise selection.

     Selling, general and administrative expenses were $47.0 million, a decrease of $10.0 million, or 17.5% from the prior year, primarily due to decreases in advertising expenses, professional services, shipping expenses, credit department expenses, payroll expense and other store related expenses. Selling, general and administrative expenses decreased as a percentage of net sales to 41.3% in fiscal 1998 from 43.7% in fiscal 1997. The decrease as a percentage of net sales is attributable primarily to the decrease in marketing expense and efficiencies in the Company's credit department.

     The provision for doubtful accounts was $6.6 million, a decrease of $12.2 million from the prior year. The provision for doubtful accounts was approximately 5.8% and 14.4% of net sales for fiscal 1998 and 1997, respectively. The decrease is primarily due to improvement in the performance of the Company's credit portfolio and changes in credit underwriting criteria. Additionally, in May 1997, the Company closed 33 stores. These store closures required an increase in the provision for doubtful accounts for fiscal 1997.

     Interest expense was $7.0 million, a decrease of $5.7 million from the prior year. As indicated in the Plan, the Senior Secured Notes will be exchanged for common stock in the new reorganized company. Accordingly, and in accordance with SOP 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" interest expense of $6.0 million on these notes was not recorded because management believes that it is unlikely that such interest will be paid and because the accrued interest on the Senior Secured Notes will not become an allowed claim.

     The Company recorded $11.1 million of reorganization costs in fiscal 1998. The reorganization costs primarily include professional fees, losses on the disposal of property and equipment related to 13 store closures and the closure of the Company's former headquarters in Monrovia, California, adjustments to pre-petition unsecured liabilities, provision for lease rejection claims and employee costs related to the Chapter 11 filing. The above expenses are offset by interest earned on accumulated cash resulting from the Chapter 11 filing.

TAX LOSS CARRYFORWARDS

     At May 31, 1998, the Company had a net operating loss carryforward for federal income tax purposes of $96,206, which is scheduled to expire in the years May 31, 2006 through May 31, 2012. Of this, approximately $19,965 is scheduled to expire in the years May 31, 2006 through May 31, 2008, and is subject to the limitations imposed under Internal Revenue Code ("IRC") Section 382.

     Section 382 of the IRC provides a limitation (Section 382 limitation) on the use of net operating loss carryovers, net operating losses, and certain built-in losses and deduction items of a loss corporation that has an ownership change. For financial statement purposes, utilization of a net operating loss, under Section 382 of the IRC, is recorded as a credit to common stock.

     In September of 1998, the Company expects to finalize its current plan of reorganization, which will create another ownership change. Such ownership change will subject the remaining $76,241 of net operating loss carryforwards to the limitations imposed under IRC Section 382. The extent of the impairment will be known after the Company performs a detailed Section 382 analysis after the date of the ownership change.

     At May 31, 1998 and 1997, the Company has recorded a non-current deferred tax asset of $72, representing alternative minimum tax (AMT) credit carryforwards. Unlike net operating loss carryforwards, the AMT credit has an indefinite carryforward period. The Company maintains a valuation allowance against the net deferred tax assets, which, in management's opinion, reflects the net deferred tax asset which is more likely than not to be realized.

  Fiscal Year Ended May 31, 1997 ("Fiscal 1997") Compared With Fiscal Year Ended May 31, 1996 ("Fiscal 1996")

     Net sales in fiscal 1997 were $130.4 million, a decrease of $9.7 million, or 7%, from net sales of $140.1 million in fiscal 1996. The decrease was the combined result of the closure of 48 stores and a decrease of 10% in sales of comparable stores (those open for the same period in both the current and preceding years) versus the prior year. The comparable store sales decrease was due in part to implementation of a value-pricing strategy commenced earlier in the fiscal year. Additionally, net sales were adversely impacted by late receipt of merchandise in the stores for the Christmas selling season, which resulted in excessive stock outs, as well as an increase in the sales mix of promotionally priced merchandise and competitive discounts.

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

     Selling, general and administrative expenses were $57.0 million, an increase of $5.1 million, or 10%, from the prior year, primarily due to increases in the costs of advertising, professional services, and shipping. Selling, general and administrative expenses increased as a percentage of net sales to 44% in fiscal 1997 from 37% for the fiscal 1996. The increase as a percentage of net sales is attributable to a combination of a decline in net sales and an increase in total expense.

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

     Interest expense was $12.7 million in 1997, an increase of $1.6 million from the prior year. Such increase was a result of higher average interest rates on the Company's long-term debt, and $325,000 of additional interest expense charged during the third quarter of fiscal 1997 in connection with obtaining an amendment to the Company's Amended Revolving Credit Agreement as discussed in "-- Liquidity and Capital Resources." The Company also recorded $876,000 of extraordinary charges due to the write-off of deferred finance fees in connection with the early extinguishment of its Securitization Facility during the first quarter of fiscal 1997.

                              FINANCIAL CONDITION

CREDIT PROGRAM

     The Company offers its merchandise sales on credit terms to qualified customers. The Company's policy is to attempt to obtain a cash down payment on all credit sales, with monthly payments established such that the payment of the credit balance will occur, generally, over a period ranging from 24 to 36 months. The Company's customer receivables are revolving charge accounts. The Company currently collects (and has historically collected) approximately 10% of its customer receivable balances each month. Sales under the Company's credit program accounted for approximately 50% of fiscal 1998 sales, net of down payments compared to 56% for fiscal 1997. As of May 31, 1998 and May 31, 1997, the aggregate customer receivables balances were $55.2 million and $64.9 million, respectively. Aggregate credit collections during the fiscal year ended May 31, 1998 were $73.9 million.

     During the third quarter of fiscal 1997, the Company changed its customer receivable write-off policy. Previously, the Company would fully reserve for accounts that fell within certain aged parameters but would continue internal collection efforts until such time as a determination was made that the accounts should be written off against the allowance for doubtful accounts, generally when the account was more than 29 months contractually delinquent. With the change in policy, the internal collection efforts for these fully reserved accounts has been discontinued and the accounts are being sent to outside collection agencies, generally within 6 months of becoming delinquent, at which time the account balances are written off against the allowance for doubtful accounts. The Company adopted this change as a result of its cost savings initiatives in an effort to reduce internal collection and other expenses. Concurrent with this change, in fiscal 1997 the Company accelerated the write-off of approximately $6.8 million of customer accounts against the allowance for doubtful accounts.

INVENTORY

     At May 31, 1998, inventory was approximately $29.2 million, gross of a valuation allowance of $2.2 million, a decrease of approximately $15.2 million from May 31, 1997. This decrease is primarily due to fewer stores at May 31, 1998 compared to May 31, 1997 and a strategy of increasing consigned merchandise as a percentage of total inventory.

                        LIQUIDITY AND CAPITAL RESOURCES

GENERAL

     The Company enters into consignment inventory agreements with its key vendors in the ordinary course of business. During fiscal 1998, consignment inventory on hand ranged from $20 to $40 million. These amounts are excluded from the merchandise inventory balance in the financial statements.

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

     The Company reported cash flows from operating activities of approximately $15.1 million for fiscal 1998, as compared to cash flows provided by operating activities of $8.3 million for fiscal 1997 and cash flows used in operating activities of approximately $6.0 million for fiscal 1996. The Company's positive cash flow for fiscal 1998 resulted primarily from the Company's inventory decrease (net of consigned inventory) of approximately $9.7 million, (excluding $5.5 million of inventory returned in exchange for pre-petition liabilities) and increases in accounts payable and accrued liabilities of approximately $8.9 million and $3.2 million, respectively, for fiscal 1998.

     In addition, the Company requires working capital to fund capital expenditures. Capital expenditures for fiscal 1998, 1997 and 1996 were $3.0 million, $7.2 million, and $4.5 million, respectively. Such expenditures in fiscal 1998 were made primarily in connection with the purchase of a new integrated management information system and related hardware, and the remodeling of one store and the relocation of two stores during fiscal 1998. The opening of 17 new stores and the remodeling of 12 stores during fiscal 1997, and the opening of 7 new stores and remodeling of 14 stores during fiscal 1996 account for the expenditures in those fiscal years.

     As of May 31, 1998, the Company had $19.3 million of cash and cash equivalents as a result of the Chapter 11 filing and the prohibition on payments of prepetition debt. Approximately $7.0 million of the Company's cash and cash equivalents at May 31, 1998 was restricted pursuant to the terms of the Cash Stipulation.

FINANCING TRANSACTIONS

     On January 27, 1997, the Company's Amended Revolving Credit Agreement was amended (the "Second Amended Revolving Credit Agreement"), and the bank waived the Company's noncompliance with certain financial covenants therein for the quarter ended November 30, 1996 and reduced its commitment to lend to the Company from $85 million to $70 million as of January 27, 1997. Outstanding borrowings bear interest at the agent bank's reference rate plus 1.5% unless an Event of Default (as defined in the Second Amended Revolving Credit Agreement) has occurred and is continuing, or is not waived, in which case such outstanding borrowings bear interest at 3.0% above the rate otherwise payable.

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

     As of May 31, 1997, the Company had approximately $57.9 million of borrowings outstanding under its Second Amended Revolving Credit Agreement and $50 million outstanding on the Notes. The Company had $3.2 million of interest payable on the Notes. This amount represented the semi-annual interest payment that was due on April 30, 1997, but was not paid, plus accrued interest through May 31, 1997. The Company's average interest rate on its borrowings under the Second Amended Revolving Credit Agreement was 10.0% for the fiscal year ended May 31, 1998.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Financial Statements and Financial Statement Schedule of the Company and the report of independent auditors are listed at Item 14 and are included beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEMS 10-13. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, ETC.

     The information contained in the Company's definitive Proxy Statement relating to its 1998 Annual Meeting of Shareholders, with respect to Directors of the Registrant (Item 10), Executive Compensation (Item 11), Security Ownership of Certain Beneficial Owners and Management (Item 12), and Certain Relationships and Related Transactions (Item 13), are incorporated herein by reference in response to such items of Form 10-K. The information required by
Item 10 with respect to executive officers is included in Part 4 under the caption "Executive Officers."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Financial Statements, Financial Statement Schedules and Exhibits

  1. FINANCIAL STATEMENTS

          The following are included herein under Item 8:

          Financial Statements, Financial Statement Schedules and Exhibits

          Independent Auditors' Report -- Deloitte & Touche LLP

          Balance Sheets as of May 31, 1998 and 1997

          Statements of Operations for the three years ended May 31, 1998.

          Statements of Stockholders' (Deficiency) Equity for the three years ended May 31, 1998.

          Statements of Cash Flows for the three years ended May 31, 1998.

          Notes to Financial Statements

  2. FINANCIAL STATEMENT SCHEDULES:

     II. Valuation and Qualifying Accounts

     All other schedules are omitted because they are not applicable or the required information is included in the Financial Statements or notes thereto.

  3. EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          3.1            -- Restated Articles of Incorporation filed November 16,
                            1994 in connection with the Reverse Stock Split(5).
          3.2            -- Bylaws(10).
          4.1(a)         -- Indenture, dated as of December 22, 1993, between Barry's
                            Jewelers, Inc. and First Trust National Association, as
                            trustee (the "Trustee"), with respect to the 11% Senior
                            Secured Notes due December 22, 2000, including the form
                            of Note certificate(4).
          4.1(b)         -- Amendment No. 1 to Indenture, dated as of February 14,
                            1994, between Barry's Jewelers, Inc. and the Trustee(5).
          4.1(c)         -- Amendment No. 2 to Indenture, dated as of March 18, 1994, between Barry's Jewelers, Inc. and the Trustee(6).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          4.1(d)         -- Amendment No. 3 to Indenture, dated as of December 21,
                            1995, between Barry's Jewelers, Inc. and the Trustee(6).
          4.1(e)         -- Amendment No. 4 to Indenture, dated as of August 30,
                            1996, between Barry's Jewelers, Inc. and the Trustee(9).
          4.2            -- Exchange Agreement, dated as of December 22, 1993, by and among the Company and the holders signatories thereto(1).
          4.3            -- Senior Secured Notes Registration Rights Agreement, dated as of December 22, 1993, by and among the Company and the
                            holders signatories thereto(1).
          4.4            -- Common Stock Registration Rights Agreement, dated as of
                            December 22, 1993, by and among the Company and the
                            holders signatories thereto(1).
          4.5            -- Second Amended and Restated Revolving Credit Agreement,
                            dated as of August 30, 1996, by and among the Company,
                            The First National Bank of Boston ("FNBB"), as lender and
                            agent thereunder(9).
          4.6(a)         -- Collateral Agency and Intercreditor Agreement, dated as of December 22, 1993, among FNBB, as collateral agent for
                            the secured parties and as agent for the lenders (under
                            the New Revolving Credit Agreement), the Trustee, on
                            behalf of the holders of the Notes and the Company(1).
          4.6(b)         -- Amendment Agreement No. 1, dated as of December 21, 1995, to Collateral Agency and Intercreditor Agreement, dated
                            as of December 22, 1993, among FNBB, the Trustee, and the
                            Company(6).
          4.6(c)         -- Amendment Agreement No. 2, dated as of August 30, 1996, to Collateral Agency and Intercreditor Agreement, dated
                            as of December 22, 1993, among FNBB, the Trustee, and the
                            Company(5).
          4.7            -- Second Amended and Restated Security Agreement, dated as of August 30, 1996, between the Company and FNBB, as
                            collateral agent for the secured parties(9).
          4.8            -- Second Amended and Restated Trademark Collateral Security
                            and Pledge Agreement, dated as of August 30, 1996,
                            between the Company and FNBB(9).
         10.1            -- Lease dated February 1, 1990 between the El Monte
                            Partnership as Landlord and Barry's Jewelers, Inc. as
                            Tenant(8).
         10.2            -- Executive Incentive Bonus Plan for the year ended May 31,
                            1994(2).*
         10.3            -- Executive Incentive Bonus Plan for the year ended May 31,
                            1995(5).*
         10.4            -- Lease dated December 1, 1990, between Gerson I. Fox and
                            David Blum, as Lessors, and BBF Jewelers Management,
                            Inc., as Lessee(2).
         10.5            -- Deferred Compensation Plan(4).*
         10.6            -- Executive Deferral Plan(6).*
         10.7            -- Executive Bonus Plan -- Master Plan Document(4).*
         10.8            -- Executive Bonus Plan -- Trust Agreement(4).*
         10.9            -- Employee Stock Purchase Plan(5).*
         10.10(a)        -- Form of Trade Financing Agreement Term Sheet(10).
         10.10(b)        -- Form of Trade Financing Agreement(10).
         10.10(c)        -- Exhibit B to Form of Trade Financing Agreement(10).
         10.10(d)        -- Form of Consignment Agreement(10).
         10.11           -- Termination Agreement dated March 27, 1998 between the
                            Company and Samuel J. Merksamer(11).*

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.12           -- Termination Agreement dated April 8, 1998 between the
                            Company and Thomas S. Liston(11).*
         10.13           -- Termination Agreement dated April 8, 1998 between the
                            Company and Robert Bridel(11).*
         10.14           -- Employment Agreement dated May 1, 1998, between the
                            Company and Randy N. McCullough(11).*
         10.15           -- Employment Agreement dated May 1, 1998, between the
                            Company and E. Peter Healey(11).*
         10.16           -- Employment Agreement dated May 1, 1998, between the
                            Company and Chad C. Haggar(11).*
         10.17           -- Employment Agreement dated May 1, 1998, between the
                            Company and Bill R. Edgel(11).*
         10.18           -- Employment Agreement dated May 1, 1998, between the
                            Company and Paul W. Hart(11).*
         23              -- Consent of Independent Auditors(10).
         27              -- Financial Data Schedule(11).

---------------

  *  Management contract or compensatory plan or arrangement.

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

(10) Incorporated herein by reference to the indicated exhibits filed in response to Item 14, "Exhibits," of the Company's Annual Report on Form 10-K for the year ended May 31, 1997.

(11) Filed herewith.

(b) Reports on Form 8-K

     The Company filed two Current Reports under Item 5 of Form 8-K on April 17 and April 24, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            BARRY'S JEWELERS, INC.

August 27, 1998                             By:   /s/ RANDY N. MCCULLOUGH
                                              ----------------------------------
                                                     Randy N. McCullough
                                                     President and Chief
                                                      Executive Officer

August 27, 1998                             By:     /s/ E. PETER HEALEY
                                              ----------------------------------
                                                       E. Peter Healey
                                                   Executive Vice President
                                                 and Chief Financial Officer
                                                (Principal Financial Officer)

August 27, 1998
                                            By:    /s/ ROBERT J. HERMAN
                                              ----------------------------------
                                                       Robert J. Herman
                                                Vice President and Controller
                                                (Principal Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 27, 1998:

                    SIGNATURE                                       TITLE                       DATE
                    ---------                                       -----                       ----
                /s/ WILLIAM EBERLE                  Chairman of the Board of Directors     August 27, 1998
--------------------------------------------------
                  William Eberle

                /s/ DAVID COCHRAN                   Director                               August 27, 1998
--------------------------------------------------
                  David Cochran

                /s/ JOHN W. GILDEA                  Director                               August 27, 1998
--------------------------------------------------
                  John W. Gildea

              /s/ CAROL R. GOLDBERG                 Director                               August 27, 1998
--------------------------------------------------
                Carol R. Goldberg

             /s/ CLEAVELAND D. MILLER               Director                               August 27, 1998
--------------------------------------------------
               Cleaveland D. Miller

             /s/ WILLIAM P. O'DONNELL               Director                               August 27, 1998
--------------------------------------------------
               William P. O'Donnell

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Barry's Jewelers, Inc.
Austin, Texas

     We have audited the accompanying balance sheets of Barry's Jewelers, Inc. (Debtor-in-Possession) (the "Company") as of May 31, 1998 and 1997, and the related statements of operations, shareholders' (deficiency) equity, and cash flows for each of the three years in the period ended May 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, such financial statements referred to above present fairly, in all material respects, the financial position of Barry's Jewelers, Inc. as of May 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     As discussed in Note 1 to the financial statements, the Company has filed for reorganization under Chapter 11 of the Federal Bankruptcy Code. The accompanying financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to prepetition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to shareholder accounts, the effect of any changes that may be made in the capitalization of the Company; or (d) as to operations, the effect of any changes that may be made in its business.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is currently operating its business as Debtor-in-Possession under the jurisdiction of the Bankruptcy Court, and continuation of the Company as a going concern is contingent upon, among other things, its ability to formulate a Plan of Reorganization, which will be approved by its creditors and confirmed by the Bankruptcy Court, and its ability to generate sufficient cash flows from operations and financing sources. The uncertainties inherent in the bankruptcy process and the Company's recurring losses from operations and shareholders' deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are discussed in Note 1 to the financial statements. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

/s/  DELOITTE & TOUCHE LLP

Los Angeles, California
August 25, 1998

                             BARRY'S JEWELERS, INC.
                             (DEBTOR-IN-POSSESSION)

                                 BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                             ASSETS (Notes 1 and 6)

                                                              MAY 31,     MAY 31,
                                                                1998        1997
                                                              --------    --------
Current assets:
  Cash and cash equivalents (Note 6)........................  $ 19,301    $  7,322
  Customer receivables, net of allowances for doubtful
     accounts of $7,099 (1998) and $10,300 (1997)...........    48,076      54,552
  Merchandise inventories (Notes 3, 5 and 8)................    26,993      41,374
  Prepaid expenses and other current assets (Note 10).......     1,569       2,142
                                                              --------    --------
          Total current assets..............................    95,939     105,390
Property and equipment: (Note 1)
  Leasehold improvements, furniture and fixtures............    17,824      20,726
  Computers and equipment...................................     5,724       4,110
                                                              --------    --------
                                                                23,548      24,836
  Less: accumulated depreciation and amortization...........    10,250       9,413
                                                              --------    --------
  Net property and equipment................................    13,298      15,423
  Deferred income taxes (Note 7)............................        72          72
  Other assets, principally deferred debt issuance costs,
     net of accumulated amortization of $2,427 (1998) and
     $1,834 (1997) (Note 6).................................     1,423       2,598
                                                              --------    --------
          Total assets......................................  $110,732    $123,483
                                                              ========    ========

             LIABILITIES AND SHAREHOLDERS' DEFICIENCY (Notes 1 and 6)

Current liabilities:
  Accounts payable -- trade.................................  $  9,086    $    221
  Other accrued liabilities (Note 4)........................     9,698       5,687
                                                              --------    --------
          Total current liabilities.........................    18,784       5,908
Liabilities subject to compromise under reorganization
  proceedings (Notes 5 and 6)...............................   126,812     130,271
Commitments and contingencies (Notes 8 and 9)
Shareholders' deficiency: (Note 9)
Common stock, no par value; authorized 8,000,000 shares;
  issued and outstanding, 4,029,372 shares in 1998 and
  1997......................................................    33,247      33,247
Accumulated deficit.........................................   (68,111)    (45,943)
                                                              --------    --------
          Total shareholders' deficiency....................   (34,864)    (12,696)
                                                              --------    --------
          Total liabilities and shareholders' deficiency....  $110,732    $123,483
                                                              ========    ========

                       See Notes to Financial Statements.

                             BARRY'S JEWELERS, INC.
                             (DEBTOR-IN-POSSESSION)

                            STATEMENTS OF OPERATIONS
            (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               FOR THE YEARS ENDED MAY 31,
                                                              ------------------------------
                                                                1998       1997       1996
                                                              --------   --------   --------
Net sales...................................................  $113,873   $130,446   $140,145
Finance and credit insurance fees...........................    11,316     13,900     16,008
                                                              --------   --------   --------
                                                               125,189    144,346    156,153
                                                              --------   --------   --------
Costs and expenses:
  Cost of goods sold, buying and occupancy (Note 3).........    75,567     93,002     83,769
  Selling, general and administrative expenses..............    47,045     57,036     51,974
  Provision for doubtful accounts...........................     6,586     18,766     11,759
  Impairment loss (Note 2)..................................        --      3,947         --
  Restructuring expenses (Note 1)...........................        --      1,336         --
                                                              --------   --------   --------
                                                               129,198    174,087    147,502
                                                              --------   --------   --------
  Operating (loss) income...................................    (4,009)   (29,741)     8,651
Interest expense, net (excludes $5,989 of interest expense
  in fiscal 1998 on Senior Secured Notes, Note 6)...........     7,025     12,745     11,146
                                                              --------   --------   --------
Loss before reorganization costs, income taxes, and
  extraordinary item........................................   (11,034)   (42,486)    (2,495)
Reorganization costs (Notes 2, 8 and 10)....................    11,134      2,322         --
                                                              --------   --------   --------
Loss before income taxes and extraordinary item.............   (22,168)   (44,808)    (2,495)
Income taxes (Note 7).......................................        --        284        288
                                                              --------   --------   --------
Loss before extraordinary item..............................   (22,168)   (45,092)    (2,783)
Extraordinary item (Note 6).................................        --       (876)        --
                                                              --------   --------   --------
Net loss....................................................  $(22,168)  $(45,968)  $ (2,783)
                                                              ========   ========   ========
Basic and Diluted Per share data:
  Loss before extraordinary item............................  $  (5.50)  $ (11.25)  $  (0.70)
  Extraordinary item (Note 6)...............................  $     --   $  (0.22)  $     --
                                                              --------   --------   --------
  Loss......................................................  $  (5.50)  $ (11.47)  $  (0.70)
                                                              ========   ========   ========
  Weighted-average number of common shares outstanding......     4,029      4,007      3,978
                                                              ========   ========   ========

                       See Notes to Financial Statements.

                             BARRY'S JEWELERS, INC.
                             (DEBTOR-IN-POSSESSION)

                STATEMENTS OF SHAREHOLDERS' (DEFICIENCY) EQUITY
                       (DOLLARS AND SHARES IN THOUSANDS)

                                                           COMMON STOCK     RETAINED
                                                         ----------------   EARNINGS
                                                         SHARES   AMOUNT    (DEFICIT)    TOTAL
                                                         ------   -------   ---------   --------
Balance at May 31, 1995................................  3,969    $32,936   $  2,808    $ 35,744
  Net loss for the year................................                       (2,783)     (2,783)
  Utilization of pre-reorganization net operating loss
     carryovers (Note 7)...............................               173                    173
  Shares issued pursuant to employee stock purchase
     plan (Note 9).....................................     30         87                     87
                                                         -----    -------   --------    --------
Balance at May 31, 1996................................  3,999     33,196         25      33,221
  Net loss for the year................................                      (45,968)    (45,968)
  Shares issued pursuant to employment contracts (Note
     9)................................................     20         37                     37
  Shares issued pursuant to employee stock purchase
     plan (Note 9).....................................     10         14                     14
                                                         -----    -------   --------    --------
Balance at May 31, 1997................................  4,029    $33,247   $(45,943)   $(12,696)
  Net loss for the year................................                      (22,168)    (22,168)
                                                         -----    -------   --------    --------
Balance at May 31, 1998................................  4,029    $33,247   $(68,111)   $(34,864)
                                                         =====    =======   ========    ========

                       See Notes to Financial Statements.

                             BARRY'S JEWELERS, INC.
                             (DEBTOR-IN-POSSESSION)

                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                               FOR THE YEARS ENDED MAY 31,
                                                              ------------------------------
                                                                1998       1997       1996
                                                              --------   --------   --------
Cash Flows from Operating Activities:
  Net loss..................................................  $(22,168)  $(45,968)  $ (2,783)
  Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
     Depreciation and amortization..........................     4,166      4,992      4,626
     Impairment of long-lived assets........................        --      3,947         --
     Extraordinary loss.....................................        --        876         --
     Compensation on issuance of common stock...............        --         37         --
     Provision for doubtful accounts........................     6,586     18,766     11,759
     Inventory valuation allowance..........................      (815)     3,033         --
     Loss on sale or abandonment of property and
       equipment............................................     2,132        311        274
     Deferred income taxes..................................        --         50        878
  Changes in assets and liabilities:
     Customer receivables...................................      (110)    (4,598)   (10,395)
     Merchandise inventories................................     9,700     10,152       (724)
     Prepaid expenses and other current assets..............       573       (111)        (4)
     Other assets...........................................      (141)    (2,385)    (1,336)
     Restructuring and reorganization costs.................     3,090      2,752         --
     Accounts payable -- trade..............................     8,865      6,728     (6,296)
     Other accrued liabilities..............................     3,182      9,681     (1,995)
                                                              --------   --------   --------
          Net cash provided by (used in) operating
            activities......................................    15,060      8,263     (5,996)
                                                              --------   --------   --------
Cash Flows from Investing Activities:
  Purchase of property and equipment........................    (3,081)    (7,158)    (4,500)
  Proceeds from sale of assets..............................        --         74          9
                                                              --------   --------   --------
          Net cash used in investing activities.............    (3,081)    (7,084)    (4,491)
                                                              --------   --------   --------
Cash Flows from Financing Activities:
  Net borrowing (repayments) under revolving credit
     facility...............................................        --     49,666    (13,435)
  Net (repayments) borrowings under securitization
     facility...............................................        --    (45,119)    45,119
  Proceeds from employee stock purchase plan................        --         14         87
  Principal payments on long-term debt......................        --       (183)      (473)
  Reduction of long-term debt from securitization
     transaction............................................        --         --    (20,000)
                                                              --------   --------   --------
          Net cash provided by financing activities.........        --      4,378     11,298
                                                              --------   --------   --------
Net increase in cash and cash equivalents...................    11,979      5,557        811
Cash and cash equivalents at beginning of year..............     7,322      1,765        954
                                                              --------   --------   --------
Cash and cash equivalents at end of year....................  $ 19,301   $  7,322   $  1,765
                                                              ========   ========   ========
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
     Interest...............................................  $  5,760   $  8,364   $ 11,338
     Income taxes...........................................  $     --   $     30   $    543
Noncash investing and financing activities:
  Merchandise inventory returned in exchange for
     pre-petition liabilities (Notes 1 and 5)...............  $  5,496   $     --   $     --
  Capital lease obligations.................................  $     --   $     --   $     19
  Utilization of pre-reorganization net operating loss
     carryovers (increase to common stock and reduction of
     current income taxes payable)..........................  $     --   $     --   $    173

                       See Notes to Financial Statements.

                             BARRY'S JEWELERS, INC.
                             (DEBTOR-IN-POSSESSION)

                         NOTES TO FINANCIAL STATEMENTS
                    YEARS ENDED MAY 31, 1998, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)

1. REORGANIZATION, BASIS OF PRESENTATION AND MANAGEMENT'S PLAN

     Barry's Jewelers, Inc. (Debtor-in-Possession) (the "Company") operates a chain of retail stores that sell fine jewelry and watches, utilizing credit financing to enhance sales. Since May 11, 1997, the Company has operated as "Debtor-in-Possession" under the protection of Chapter 11 of the United States Bankruptcy Code ("Chapter 11"). It operated 117 stores on May 31, 1998; 130 stores on May 31, 1997; and 161 stores on May 31, 1996.

     At the end of the third quarter of fiscal 1997, due to continued operating losses, the Company was not in compliance with certain financial covenants contained in the Second Amended Revolving Credit Agreement. As a result, the Company was unable to make interest payments to the holders of the Senior Secured Notes (Note 6). Additionally, most vendors were not extending terms, and substantially all new merchandise purchases were on a cash basis. Because of these restrictions on cash flow and an inability to renegotiate existing bank debt or raise additional capital through other sources, the Company decided to seek bankruptcy protection.

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

     In a Chapter 11 filing, substantially all liabilities as of the Petition Date are subject to compromise or other treatment under a plan of reorganization. For financial reporting purposes, those liabilities and obligations whose disposition is dependent on the outcome of the Chapter 11 filing have been segregated and classified as liabilities subject to compromise under reorganization proceedings in the accompanying balance sheets (Note 5). Generally, actions to enforce or otherwise effect payment of all pre-Chapter 11 liabilities, as well as all pending litigation against the Company are stayed while the Company continues its business operations as Debtor-in-Possession. The Company has filed schedules with the Bankruptcy Court setting forth its assets and liabilities as of the Petition Date as reflected in the Company's accounting records. Differences between amounts reflected in such schedules and claims filed by creditors are being investigated and either amicably resolved or adjudicated before the Bankruptcy Court. The ultimate amount of and settlement terms for such liabilities are subject to a plan of reorganization (see discussion below regarding the Company's plan of reorganization).

     Also, under the Bankruptcy Code, the Company may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts and other pre-petition executory contracts, subject to Bankruptcy Court approval. The liabilities subject to compromise under reorganization proceedings (Note 5) include a provision for the estimated amount that may be claimed by lessors and allowed in connection with the unexpired real estate leases and executory contracts.

     Responding to the issues identified above, the new management team of the Company developed a business plan to (1) reposition the Company's merchandise selection, (2) establish vendor partnering programs to bring in new consignment inventory and return aged merchandise to vendors in exchange for new inventory,
(3) establish a consistent store format and consolidate trade names, (4) adjust the Company's pricing and commission structure to improve sales and strengthen its competitive position, (5) pursue

                             BARRY'S JEWELERS, INC.
                             (DEBTOR-IN-POSSESSION)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

alternatives to an in-house credit and collection process, (6) install modern merchandising and point-of-sale systems and (7) reduce corporate overhead.

     As part of the business plan, in July 1997, the Company reached an agreement with its vendors and creditors, which was approved by the Bankruptcy Court, regarding the terms of a trade debtor-in-possession financing agreement. Pursuant to the agreement, the participating vendors allowed the Company to return merchandise with a value equal to up to 75% of the vendor's pre-petition claim up to an aggregate of approximately $8,000. Additionally, participating vendors also provided revolving credit for merchandise purchases in an amount equal to two and one-half times the value of the pre-petition merchandise returned until the earlier of the confirmation of a plan of reorganization or one year, on 90-day terms.

     Additionally, the Company also reached an agreement in July 1997 with its vendors and creditors, which was approved by the Bankruptcy Court, allowing the Company to increase the level of consigned merchandise. Pursuant to the terms of the agreement, certain Company vendors committed to maintaining a specified minimum amount of consigned merchandise with the Company for a specified period. The Company holds such merchandise for sale in the ordinary course of its business and is responsible for insuring the consignment merchandise for its full value and against all risks of loss. The Company also obtained authorization to pay for any pre-petition consigned goods sold, with the consent of the applicable consignors, after the petition date and the Company now has disposed of approximately half of its pre-petition consigned inventory in that manner.

     On April 30, 1998, the Company filed its Original Disclosure Statement and Plan of Reorganization (the "Plan"). Generally, the Plan provides for (a) the payment in full of allowed administrative claims, priority claims, and priority tax claims; (b) the payment in full of the approximately $57,880 in allowed secured claims owed to the bank under the Company's revolving credit agreement, including the payment of pre- and post-petition interest (see Note 6) and the payment of the professional fees and expenses incurred by the bank during the reorganization case; (c) the payment or other satisfaction of other allowed secured claims; (d) the distribution of 2,500,000 shares of new common stock to the holders of the senior secured notes in satisfaction of their secured and unsecured claims of $50,000; (e) the offer and sale of an additional 2,250,000 shares of new common stock for an aggregate price of $15,000 to holders of the senior secured notes; (f) either (1) if the amount of all other allowed unsecured claims is equal to or exceeds $17,000, the payment of $2,550 to holders of such claims to be distributed on a pro rata basis among such holders plus simple interest at the rate of five percent per annum from the effective date of the Plan until the date of the distribution to such holders, or (2) if the amount of all other allowed unsecured claims is less than $17,000, the payment of 15% of the amount of such allowed unsecured claims, plus simple interest at the rate of five percent per annum from the effective date of the Plan until the date of the distribution to such holders; and (g) in satisfaction of the existing common stockholders' interests, the provision of 263,158 warrants distributed on a pro rata basis to holders of existing common stock, which warrants will provide such holders with the right to purchase up to an aggregate of five percent of the new common stock, on a fully diluted basis.

     The sources of funds earmarked to pay creditors and shareholders under the Plan include: (a) cash on hand; (b) a $50,000 Plan financing agreement with Foothill Capital Corporation as a lender and as agent for an anticipated lender group (Note 6); and (c) $15,000 in proceeds from the sale of new common stock to participating holders of the senior secured notes. As indicated above, in lieu of cash payments or other distributions of property to the holders of the senior secured notes and holders of existing common stock, the reorganized Company will issue new common stock and warrants, respectively, to such claimants.

     On July 16, 1998, a hearing was held wherein the Bankruptcy Court approved the Plan as containing adequate information to enable creditors and equity security holders to make an informed judgement in determining whether to vote to accept or reject the Plan. The Company has distributed the Plan to its creditors and shareholders for the purpose of soliciting acceptances. The bankruptcy Court established August 10, 1998 as the deadline for creditors and shareholders to return their ballots, and the Company has received notice

                             BARRY'S JEWELERS, INC.
                             (DEBTOR-IN-POSSESSION)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

from the Bankruptcy Court indicating that the Plan was preliminarily accepted by the creditors and equity security holders. The Bankruptcy Court has scheduled a hearing to consider confirmation of the Plan on September 16, 1998.

     The accompanying financial statements have been prepared in conformity with principles of accounting applicable to a going concern, which contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has had recurring losses from operations and a shareholders' deficiency. As a result of the Chapter 11 filing and circumstances relating to this event, such realization of assets and satisfaction of liabilities is subject to uncertainty. The plan of reorganization could materially change the amounts reported in the accompanying financial statements, which do not give effect to adjustments to the carrying values of assets and liabilities, which may be necessary as a consequence of a plan of reorganization. The Company's ability to continue as a going concern is contingent upon, among other things, its ability to formulate a plan of reorganization that will ultimately be confirmed by the Company's creditors, shareholders and the Bankruptcy Court; to achieve satisfactory levels of profitability and cash flow from operations, to maintain compliance with the debtor-in-possession trade financing agreement and the cash stipulation agreement (Note 6); to obtain sufficient financing sources to meet future obligations; and comply with the terms and covenants of any financing eventually obtained.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Fiscal Year. The Company changed its fiscal year-end during 1998 from May 31 to the Saturday closest to May 31. For ease of presentation, the Company's 1998 fiscal year, which represents the period from June 1, 1997 through May 30, 1998, has been described in these financial statements as the year ended May 31, 1998.

     Prior Reorganization. On February 26, 1992, the Company voluntarily initiated a case under Chapter 11 of the United States Bankruptcy Code and filed a pre-negotiated plan of reorganization. On June 19, 1992, the United States Bankruptcy Court for the Central District of California entered an order confirming the Company's Amended Plan of Reorganization, as modified (the "Prior Reorganization Plan"). The effective date of the Prior Reorganization Plan was June 30, 1992.

     Cash and Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

     Customer Receivables. The Company offers its merchandise on credit terms to qualified customers. The Company's policy is to attempt to obtain a cash down payment on all credit sales, with remaining monthly payments established such that the payment of the credit balance will occur, generally, over a period ranging from 24 to 36 months. In accordance with industry practice, customer receivables are included in current assets in the Company's balance sheet. The Company routinely assesses the collectibility of its customer receivables.

     The Company does business in 18 states, primarily California, Texas, Arizona, Utah, North Carolina, Colorado, Idaho, Montana and Indiana. At May 31, 1998, approximately 39% and 33% of all customer accounts receivables are located in Texas and California, respectively.

     Merchandise Inventories. Merchandise inventories, substantially all of which represent finished goods, are stated at the lower of cost or market. Cost is determined on the first-in, first-out method.

     Property and Equipment. Property and equipment in existence at June 30, 1992 were stated at fair values as of that date pursuant to fresh start reporting adopted in connection with the Prior Reorganization Plan. Additions since June 30, 1992 are stated at cost.

                             BARRY'S JEWELERS, INC.
                             (DEBTOR-IN-POSSESSION)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     Depreciation and amortization of leasehold improvements, furniture and fixtures, computers and equipment are computed by the straight-line method over the lesser of related lease terms or the estimated useful lives of such assets as set forth in the following table:

                                                              USEFUL LIVES
                                                                IN YEARS
                                                              ------------
Leasehold improvements......................................     10-15
Furniture and fixtures......................................      5-10
Computers and equipment.....................................         5

     Impairment of Long-lived Assets. Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed of," requires an entity to review long-lived assets for impairment and recognize a loss if expected future cash flows are less than the carrying amount of the assets; such losses are measured as the difference between the carrying value and the estimated fair value of the assets. The estimated fair value is determined based on expected future cash flows. The Company adopted this standard in fiscal 1997 and recognized an impairment loss of approximately $3,947. This impairment loss is comprised of leasehold improvements and fixtures at 37 closed stores, as well as computer equipment and software related to the Company's plan to replace its merchandise management and point-of-sale systems.

     Deferred Debt Issuance. Deferred debt issuance costs are reported on the Company's balance sheet as other assets and are being amortized on a straight-line basis over the terms of the related financing agreements.

     Revenue Recognition. The Company recognizes revenue upon delivery of merchandise to the customer and either the receipt of a cash payment or approval of a credit agreement.

     Reorganization Costs. Expenditures directly related to the Chapter 11 filing are classified as reorganization costs and are expensed as incurred (Note
10).

     Income Taxes. Income taxes are computed using the liability method. The provision for income taxes includes income taxes payable for the current period and the deferred income tax consequences of transactions that have been recognized in the Company's financial statements or income tax returns. The carrying value of deferred income tax assets is determined based on an evaluation of whether the realization of such assets is more likely than not. Temporary differences result primarily from accrued liabilities, valuation allowances, depreciation and amortization, and state franchise taxes.

     (Loss) per Share. The Company adopted SFAS No. 128, "Earnings Per Share", during the third quarter of fiscal 1998. SFAS No. 128 requires the Company to present basic and diluted earnings per share on the face of the income statement. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the sum of the weighted average number of common shares outstanding for the period plus the assumed exercise of all dilutive securities. However, in the case of a loss per share, dilutive securities outstanding would be antidilutive and would, therefore, be excluded from the computation of diluted earnings per share. The weighted-average number of shares used to calculate basic earnings per share was 4,029,000, 4,007,000, and 3,978,000 in 1998, 1997, and 1996, respectively. Diluted earnings per share were the same as basic earnings per share.

     Accounting for Stock-based Compensation. SFAS No. 123, "Accounting for Stock-based Compensation" requires compensation expense equal to the fair value of an option grant to be estimated using accepted option-pricing formulas when an option is granted. The compensation may either be charged to the statement of operations or set forth as pro forma information in the footnotes to the financial statements, depending on

                             BARRY'S JEWELERS, INC.
                             (DEBTOR-IN-POSSESSION)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

the method elected by the Company upon adoption of the standard. During fiscal 1997, the Company adopted the disclosure requirements of SFAS No. 123 and elected to continue using the intrinsic value method prescribed in Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," for stock option expense recognition. The Company has omitted the pro forma information required to be disclosed due to immateriality.

     Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expense during the reporting period. Actual results could differ from those estimates.

     Fair Market Value of Financial Instruments. The carrying amounts of cash and cash equivalents, customer receivables, trade accounts payable and other accrued liabilities approximate fair value because of the short maturity of these financial instruments. As a result of the Company's Chapter 11 filing, a limited market has developed for the trading of financial instruments included as liabilities subject to compromise. Since the market for claims against the Company under Chapter 11 is not well developed, no reliable source of market price is available.

     Prospective Accounting Changes. In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which will be effective for the Company beginning with fiscal 1999. SFAS No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about an enterprise's operating segments. The Company has not yet completed its analysis of which operating segments it will report, if any.

3. INVENTORY VALUATION

     In connection with the change in merchandising strategy developed by the Company's new management team, an inventory valuation reserve of $3,033 was established as of May 31, 1997. The inventory valuation reserve was $2,218 at May 31, 1998. The reduction of the inventory valuation reserve is the result of sales of merchandise below cost to reposition the Company's merchandise selection. This valuation reserve adjusts the carrying value of ending inventory to its estimated net realizable value.

4. OTHER ACCRUED LIABILITIES

     Other accrued liabilities consist of the following:

                                                                  MAY 31,
                                                              ----------------
                                                               1998      1997
                                                              ------    ------
Accrued wages and benefits..................................  $3,450    $2,277
Accrued interest............................................     790       617
Accrued professional fees...................................   1,766       254
Other accrued expenses......................................   2,517     1,453
Sales tax...................................................     686       633
Layaway and customer refunds................................     489       453
                                                              ------    ------
                                                              $9,698    $5,687
                                                              ======    ======

                             BARRY'S JEWELERS, INC.
                             (DEBTOR-IN-POSSESSION)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

5. LIABILITIES SUBJECT TO COMPROMISE UNDER REORGANIZATION PROCEEDINGS

     Liabilities subject to compromise under reorganization proceedings consist of the following as of May 31, 1998 and 1997:

                                                                1998        1997
                                                              --------    --------
Secured liabilities:
  Borrowings outstanding under Revolving Credit Agreement
     (Note 6)...............................................  $ 57,855    $ 57,855
  Senior Secured Notes (includes interest payable of $3,073
     accrued through Petition Date) (Note 6)................    53,073      53,073
  Other notes payable and capital lease obligations.........        88          88
                                                              --------    --------
                                                               111,016     111,016
                                                              --------    --------
Unsecured liabilities:
  Trade accounts payable....................................     4,870      10,344
  Other accrued expenses (includes restructuring and
     reorganization expenses)...............................    10,926       8,911
                                                              --------    --------
                                                                15,796      19,255
                                                              --------    --------
                                                              $126,812    $130,271
                                                              ========    ========

     In 1998, the Company returned approximately $5,496 of merchandise inventory in exchange for pre-petition vendor liabilities under the terms of the trade debtor-in-possession financing agreement (Note 1), incurred additional lease rejection claims of $1,127 and increased unsecured liabilities by $910 (net of certain payments of pre-petition liabilities with the approval of the Court) as a result of the reconciliation of pre-petition claims.

     Any plan of reorganization ultimately approved by the Company's impaired pre-petition creditors and shareholders and confirmed by the Bankruptcy Court may materially change the amounts and terms of these pre-petition liabilities. Such amounts are estimated as of May 31, 1998, and the Company anticipates that claims filed with the Bankruptcy Court by the Company's creditors will continue to be reconciled to the Company's financial records. Based on the successful, pending, and anticipated objections to claims, the Company estimates that the aggregate amount of allowed unsecured claims will be approximately $15,000 to $17,000. The termination of other contractual obligations and the settlement of disputed claims may create additional pre-petition liabilities. Such amounts, if any, will be recognized in the balance sheet as they are identified and become subject to reasonable estimation.

6. LONG-TERM DEBT

     Long-term debt consists of the following (amounts are included with Liabilities Subject to Compromise -- Note 5):

                                                                    MAY 31,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
Revolving Credit Agreement..................................  $ 57,855    $ 57,855
Senior Secured Notes........................................    50,000      50,000
Other notes payable and capital lease obligations...........        88          88
                                                              --------    --------
                                                               107,943     107,943
                                                              ========    ========

                             BARRY'S JEWELERS, INC.
                             (DEBTOR-IN-POSSESSION)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     In 1995 the Company completed an accounts receivable securitization ("the Securitization Facility"). In connection with the securitization facility, the Company entered into an amended and restated revolving credit facility (the "Revolving Credit Agreement"). The Company granted the lender under the Revolving Credit Agreement a lien on substantially all of its assets and properties. Both the Securitization Facility and the Revolving Credit Agreement were three-year facilities.

     The Senior Secured Notes bear interest at 11% per annum, payable semiannually on April 30 and October 31, are due December 22, 2000, and are secured by an interest in the Company's assets that is second in priority to the obligations pursuant to the Revolving Credit Agreement. As indicated in the Plan, the Senior Secured Notes will be exchanged for common stock in the new reorganized company. Accordingly, interest expense of $5,989 on these notes was not recorded because management believes that it is unlikely that such interest will be paid and because the accrued interest on the Senior Secured Notes will not become an allowed claim.

     During the first quarter of fiscal 1997, the Company was notified that the Agent of the Securitization Facility desired to extinguish the commitment under the facility. On August 30, 1996, in conjunction with the termination of the Securitization Facility, the Company entered into an amended revolving credit agreement (the "Amended Revolving Credit Agreement") and paid fees of approximately $2,305, which it deferred and is amortizing over the term of the agreement. On August 30, 1996, the indenture governing the Senior Secured Notes was also amended to the extent required to permit the consummation of the Amended Revolving Credit Agreement and the termination of the Securitization Facility. The Company recorded an extraordinary charge in 1997 of $876 in connection with the early extinguishment of the Securitization Facility.

     On January 27, 1997, the Company's Amended Revolving Credit Agreement was amended again (the "Second Amended Revolving Credit Agreement"), and the bank waived the Company's non-compliance with certain financial covenants therein for the quarter ended November 30, 1996 and reduced its commitment to lend to the Company from $85,000 to $70,000 as of January 27, 1997 through May 31, 1997, at which time the commitment would be further reduced to $65,000 from June 1, 1997 through the final maturity date of August 31, 1999. Outstanding borrowings bear interest at the agent bank's reference rate plus 1.5% unless an Event of Default (as defined in the Second Amended Revolving Credit Agreement) has occurred and is continuing, or is not waived, in which case such outstanding borrowings bear interest at 3.0% above the rate otherwise payable. During fiscal 1998, the 3.0% default rate was waived by the lender.

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

     Loans outstanding of $57,855 under the Second Amended Revolving Credit Agreement at May 31, 1998 bear a weighted-average interest rate of 10.0%. All debt has been classified as liabilities subject to compromise in the accompanying balance sheet as a result of the Chapter 11 filing (Note 1).

     On May 14, 1997, the Company received interim approval of the Bankruptcy Court of an Agreement to Use Cash Collateral. The Company operated under this agreement until July 22, 1997, at which time it received final court approval of an Amended and Restated Stipulation Pursuant to Sections 361 and 363 of the Bankruptcy Code Authorizing Debtor's Use of Cash Collateral and Granting Adequate Protection to Collateral Agent, Lenders and Bondholders (the "Cash Stipulation"), which expired February 28, 1998. The Cash Stipulation was subsequently amended on several occasions to continue the Company's use of cash collateral through and including August 31, 1998. The Company is currently awaiting Bankruptcy Court approval to further extend the Company's use of cash collateral through and including October 14, 1998. At

                             BARRY'S JEWELERS, INC.
                             (DEBTOR-IN-POSSESSION)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

May 31, 1998, approximately $6,974 of the Company's cash balance was restricted from use in accordance with the terms of the Cash Stipulation.

7. INCOME TAXES

     At May 31, 1998, the Company had a net operating loss carryforward for federal income tax purposes of $96,206, which is scheduled to expire in the years May 31, 2006 through May 31, 2012. Of this, approximately $19,965 is scheduled to expire in the years May 31, 2006 through May 31, 2008, and is subject to the limitations imposed under Internal Revenue Code ("IRC") Section 382.

     Section 382 of the IRC provides a limitation (Section 382 limitation) on the use of net operating loss carryovers, net operating losses, and certain built-in losses and deduction items of a loss corporation that has an ownership change. For financial statement purposes, utilization of a net operating loss, under Section 382 of the IRC, is recorded as a credit to common stock.

     In September of 1998, the Company expects to finalize its current plan of reorganization, which will create another ownership change. Such ownership change will subject the remaining $76,241 of net operating loss carryforwards to the limitations imposed under IRC Section 382. The extent of the impairment will be known after the Company performs a detailed Section 382 analysis after the date of the ownership change.

     At May 31, 1998 and 1997, the Company has recorded a noncurrent deferred tax asset of $72, representing alternative minimum tax (AMT) credit carryforwards. Unlike net operating loss carryforwards, the AMT credit has an indefinite carryforward period. The Company maintains a valuation allowance against the net deferred tax assets, which, in management's opinion, reflects the net deferred tax asset that is more likely than not to be realized.

     The provision for income taxes includes the following:

                                                              FOR THE YEARS ENDED
                                                                    MAY 31,
                                                              -------------------
                                                              1998   1997   1996
                                                              ----   ----   -----
Current:
  Federal...................................................  $ --   $204   $(630)
  State.....................................................    --     30      40
                                                              ----   ----   -----
                                                                --    234    (590)
                                                              ====   ====   =====
Deferred:
  Federal...................................................    --     50     285
  State.....................................................    --     --     593
                                                              ----   ----   -----
                                                                --     50     878
                                                              ----   ----   -----
                                                              $ --   $284   $ 288
                                                              ====   ====   =====

                             BARRY'S JEWELERS, INC.
                             (DEBTOR-IN-POSSESSION)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     The Company's effective tax rate differs from the statutory federal income tax rate as follows:

                                                               FOR THE YEARS ENDED
                                                                     MAY 31,
                                                              ---------------------
                                                              1998    1997    1996
                                                              -----   -----   -----
Statutory rate..............................................  (35.0)% (35.0)% (35.0)%
Surtax benefit..............................................    1.0     1.0     1.0
State taxes (net of federal benefit)........................     --      --     1.1
Valuation allowance.........................................   34.0    35.4    41.7
Alternative minimum tax credits.............................     --      --      --
Other.......................................................           (0.8)    2.7
                                                              -----   -----   -----
                                                                0.0%    0.6%   11.5%
                                                              =====   =====   =====

     Significant components of the Company's deferred income taxes are as follows:

                                                              MAY 31,    MAY 31,
                                                                1998       1997
                                                              --------   --------
Current tax assets:
  Liabilities subject to compromise.........................  $  5,078   $  5,078
  Customer accounts receivable..............................     3,084      4,455
  Merchandise inventories...................................     1,312      1,313
  Vacation accrual..........................................       341        318
  State franchise taxes.....................................    (1,018)      (741)
                                                              --------   --------
                                                                 8,797     10,423
                                                              --------   --------
Noncurrent tax assets:
  State franchise taxes.....................................    (1,390)    (1,346)
  Net operating loss carryforwards..........................    38,122     28,921
  Other.....................................................       268        476
                                                              --------   --------
                                                                37,000     28,051
                                                              --------   --------
Total deferred tax assets...................................    45,797     38,474
Valuation allowance.........................................   (45,725)   (38,402)
                                                              --------   --------
Net deferred tax assets.....................................  $     72   $     72
                                                              ========   ========

8. COMMITMENTS AND CONTINGENCIES

     The Company leases store and office facilities and certain equipment used in its regular operations under operating leases, which expire at various dates through 2007. The store leases provide for additional rentals based upon sales and for payment of taxes, insurance and certain other expenses. Rent expense charged to operations is as follows:

                                                          FOR THE YEARS ENDED MAY 31,
                                                          ---------------------------
                                                           1998      1997      1996
                                                          -------   -------   -------
Minimum rentals.........................................  $ 9,373   $11,616   $10,514
Contingent rentals......................................    2,216     2,706     2,829
                                                          -------   -------   -------
                                                          $11,589   $14,322   $13,343
                                                          =======   =======   =======

                             BARRY'S JEWELERS, INC.
                             (DEBTOR-IN-POSSESSION)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     Included in the above table is rent expense paid to officers/shareholders related to certain stores and the office facility of $683, $649 and $684, respectively for the fiscal years ended May 31, 1998, 1997, and 1996.

     Subject to the approval of the Bankruptcy Court, the Company can reject executory contracts, including leases, under the relevant provisions of the Bankruptcy Code. Rejection of a lease gives the lessor the right to assert a pre-petition claim against the Company. However, the amount of the claim may be limited by the Bankruptcy Court. In connection with the closure of certain stores (Note 1), certain leases have been renegotiated, settled, or rejected. The expected cost of such lease terminations are included in reorganization expenses in the statement of operations (Note 10).

     Minimum rental commitments for all remaining noncancelable leases in effect as of May 31, 1998 are as follows:

FOR THE YEARS ENDING
      MAY 31,
--------------------
      1999..............................................................   $ 6,822
      2000..............................................................     6,099
      2001..............................................................     5,501
      2002..............................................................     5,126
      2003..............................................................     4,910
      Thereafter........................................................    10,746
                                                                           -------
                                                                           $39,204
                                                                           =======

     The Company enters into consignment inventory agreements with its key vendors in the ordinary course of business. During fiscal 1998, consignment inventory on hand ranged from $20,000 to $40,000. These amounts are excluded from the merchandise inventory balance on the accompanying balance sheet.

     The Company is from time to time involved in routine litigation incidental to the conduct of its business. Based upon discussions with legal counsel, management believes that its litigation currently pending, other than its Chapter 11 proceedings previously discussed, will not have a material adverse effect on the Company's financial position or results of operations.

9. SHAREHOLDERS' DEFICIENCY

     Stock Option Plans. At May 31, 1998, the Company had 159,093 options outstanding with exercise prices ranging from $1.69 to $4.13. Additionally, the Company had warrants outstanding to purchase an aggregate of 50,000 shares of the Company's common stock at a price of $16.75 per share. Because the exercise price of these options and warrants are substantially above the current market price of the Company's common stock, and because the Company expects all options and warrants to be cancelled upon confirmation of the Plan, certain option and warrant disclosures were omitted due to their insignificance.

     Employee Incentive Stock Plan. The Employee Incentive Stock Plan provides for the grant by the Company of shares of common stock for no consideration (other than past services). The Employee Incentive Stock Plan has a term of 10 years. A total of 100,000 shares of common stock have been reserved for issuance pursuant to the Employee Incentive Stock Plan. A total of 90,000 shares were issued under the plan during 1992 and 1993.

     Employee Stock Purchase Plan. On November 1, 1994, shareholders of the Company approved the Company's Employee Stock Purchase Plan, which enables substantially all employees of the Company with more than one year of service to purchase shares of the Company's common stock at not less than 85% of the fair market value at the date of purchase during one or more offering periods specified by the Company. A

                             BARRY'S JEWELERS, INC.
                             (DEBTOR-IN-POSSESSION)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

total of 50,000 shares were authorized for issuance under this plan; 9,956 and 30,441 shares of common stock were purchased under this plan during fiscal 1997 and 1996, respectively. Additionally, on February 13, 1997, the Company issued 20,000 shares of common stock to two former executives in accordance with their employment agreements. The Company recognized compensation expense of approximately $37 in connection with this stock issuance. No shares of common stock were purchased under this plan during fiscal 1998.

     Nonqualified Deferred Compensation Plan. On June 1, 1994, a Nonqualified Deferred Compensation Plan was established for the benefit of a select group of management, highly compensated employees and/or Directors who contribute materially to continued growth, development and business success of the Company. The plan is unfunded for tax purposes and for the purposes of Title I of ERISA.

     401(k) Retirement Plan. The Board of Directors adopted a qualified 401(k) retirement plan effective June 1, 1995. Substantially all employees of the Company are eligible to participate in the Company's 401(k) plan upon attaining age 21 and six consecutive months of service. Employees may elect to contribute 1% to 15% of their compensation, subject to certain IRS limitations. Employer matching contributions are determined annually by a Board of Directors resolution. No employer matching contributions were granted during fiscal 1998, 1997 or 1996. Participants are partially vested in employer matching contributions after two years and fully vested after five years of employment with the Company.

10. REORGANIZATION COSTS

     Reorganization costs for the years ended May 31, 1998 and 1997 consisted of the following:

                                                              FOR THE YEARS ENDED
                                                                    MAY 31,
                                                              -------------------
                                                                1998       1997
                                                              --------    -------
Professional fees...........................................  $ 5,662     $  462
Loss on disposal of property and equipment (related to 13
  store closures and the Company's former headquarters).....    2,448
Adjustments to pre-petition unsecured liabilities...........    1,440
Provision for lease rejection claims........................    1,127      1,860
Employee costs related to the Chapter 11 filing.............      696
Other.......................................................      586
Interest earned on accumulated cash resulting from Chapter
  11 filing.................................................     (825)
                                                              -------     ------
Total.......................................................  $11,134     $2,322
                                                              =======     ======

     Cash paid (net of interest income) for reorganization costs during the years ended May 31, 1998 and 1997 amounted to $3,579 and $1,205, respectively. Retainers paid to professionals are included in prepaid and other current assets in the accompanying 1997 balance sheet.

                                  SCHEDULE II

                             BARRY'S JEWELERS, INC.
                             (DEBTOR-IN-POSSESSION)

                        VALUATION & QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                  BALANCE AT    CHARGE TO                   BALANCE AT
                                                  BEGINNING     COSTS AND    DEDUCTIONS/      END OF
                                                  OF PERIOD     EXPENSES        OTHER         PERIOD
                                                  ----------    ---------    -----------    ----------
YEAR END 1998:
  Allowance for doubtful accounts...............   $10,300       $ 6,586      $ (9,787)      $ 7,099
  Inventory valuation allowance.................   $ 3,033       $            $    815       $ 2,218
YEAR END 1997:
  Allowance for doubtful accounts...............   $10,930       $18,766      $(19,396)      $10,300
  Inventory valuation allowance.................   $    --       $ 3,033      $     --       $ 3,033
YEAR END 1996:
  Allowance for doubtful accounts...............   $11,662       $11,839      $(12,571)      $10,930

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          3.1            -- Restated Articles of Incorporation filed November 16,
                            1994 in connection with the Reverse Stock Split(5).
          3.2            -- Bylaws(10).
          4.1(a)         -- Indenture, dated as of December 22, 1993, between Barry's
                            Jewelers, Inc. and First Trust National Association, as
                            trustee (the "Trustee"), with respect to the 11% Senior
                            Secured Notes due December 22, 2000, including the form
                            of Note certificate(4).
          4.1(b)         -- Amendment No. 1 to Indenture, dated as of February 14,
                            1994, between Barry's Jewelers, Inc. and the Trustee(5).
          4.1(c)         -- Amendment No. 2 to Indenture, dated as of March 18, 1994, between Barry's Jewelers, Inc. and the Trustee(6).
          4.1(d)         -- Amendment No. 3 to Indenture, dated as of December 21,
                            1995, between Barry's Jewelers, Inc. and the Trustee(6).
          4.1(e)         -- Amendment No. 4 to Indenture, dated as of August 30,
                            1996, between Barry's Jewelers, Inc. and the Trustee(9).
          4.2            -- Exchange Agreement, dated as of December 22, 1993, by and among the Company and the holders signatories thereto(1).
          4.3            -- Senior Secured Notes Registration Rights Agreement, dated as of December 22, 1993, by and among the Company and the
                            holders signatories thereto(1).
          4.4            -- Common Stock Registration Rights Agreement, dated as of
                            December 22, 1993, by and among the Company and the
                            holders signatories thereto(1).
          4.5            -- Second Amended and Restated Revolving Credit Agreement,
                            dated as of August 30, 1996, by and among the Company,
                            The First National Bank of Boston ("FNBB"), as lender and
                            agent thereunder(9).
          4.6(a)         -- Collateral Agency and Intercreditor Agreement, dated as of December 22, 1993, among FNBB, as collateral agent for
                            the secured parties and as agent for the lenders (under
                            the New Revolving Credit Agreement), the Trustee, on
                            behalf of the holders of the Notes and the Company(1).
          4.6(b)         -- Amendment Agreement No. 1, dated as of December 21, 1995, to Collateral Agency and Intercreditor Agreement, dated
                            as of December 22, 1993, among FNBB, the Trustee, and the
                            Company(6).
          4.6(c)         -- Amendment Agreement No. 2, dated as of August 30, 1996, to Collateral Agency and Intercreditor Agreement, dated
                            as of December 22, 1993, among FNBB, the Trustee, and the
                            Company(5).
          4.7            -- Second Amended and Restated Security Agreement, dated as of August 30, 1996, between the Company and FNBB, as
                            collateral agent for the secured parties(9).
          4.8            -- Second Amended and Restated Trademark Collateral Security
                            and Pledge Agreement, dated as of August 30, 1996,
                            between the Company and FNBB(9).
         10.1            -- Lease dated February 1, 1990 between the El Monte
                            Partnership as Landlord and Barry's Jewelers, Inc. as
                            Tenant(8).
         10.2            -- Executive Incentive Bonus Plan for the year ended May 31,
                            1994(2).*
         10.3            -- Executive Incentive Bonus Plan for the year ended May 31,
                            1995(5).*
         10.4            -- Lease dated December 1, 1990, between Gerson I. Fox and
                            David Blum, as Lessors, and BBF Jewelers Management,
                            Inc., as Lessee(2).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.5            -- Deferred Compensation Plan(4).*
         10.6            -- Executive Deferral Plan(6).*
         10.7            -- Executive Bonus Plan -- Master Plan Document(4).*
         10.8            -- Executive Bonus Plan -- Trust Agreement(4).*
         10.9            -- Employee Stock Purchase Plan(5).*
         10.10(a)        -- Form of Trade Financing Agreement Term Sheet(10).
         10.10(b)        -- Form of Trade Financing Agreement(10).
         10.10(c)        -- Exhibit B to Form of Trade Financing Agreement(10).
         10.10(d)        -- Form of Consignment Agreement(10).
         10.11           -- Termination Agreement dated March 27, 1998 between the
                            Company and Samuel J. Merksamer(11).*
         10.12           -- Termination Agreement dated April 8, 1998 between the
                            Company and Thomas S. Liston(11).*
         10.13           -- Termination Agreement dated April 8, 1998 between the
                            Company and Robert Bridel(11).*
         10.14           -- Employment Agreement dated May 1, 1998, between the
                            Company and Randy N. McCullough(11).*
         10.15           -- Employment Agreement dated May 1, 1998, between the
                            Company and E. Peter Healey(11).*
         10.16           -- Employment Agreement dated May 1, 1998, between the
                            Company and Chad C. Haggar(11).*
         10.17           -- Employment Agreement dated May 1, 1998, between the
                            Company and Bill R. Edgel(11).*
         10.18           -- Employment Agreement dated May 1, 1998, between the
                            Company and Paul W. Hart(11).*
         23              -- Consent of Independent Auditors(10).
         27              -- Financial Data Schedule(11).

---------------

  *  Management contract or compensatory plan or arrangement.

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

(10) Incorporated herein by reference to the indicated exhibits filed in response to Item 14, "Exhibits," of the Company's Annual Report on Form 10-K for the year ended May 31, 1997.

(11) Filed herewith.