Form 10-K405/A
period 1998-05-30
BARRYS JEWELERS INC /CA/
filed 1998-09-28
CIK 790360

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-K/A
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes. [X] No. [ ]

      Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [X]

      As of September 17, 1997, the aggregate market value of the voting stock held by non-affiliates of the issuer based on the average bid and ask prices of $0.25 and $0.16, respectively, of such common stock was $512,734 based upon an average price of $0.20 multiplied by 2,563,672 shares of common stock outstanding on such date held by non-affiliates.

      As of September 17, 1997, the issuer had a total of 4,029,372 shares of common stock outstanding.

        APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS.

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution under a plan confirmed by a court. Yes. [X] No. [ ]

================================================================================



HOFS04...:\01\21901\0001\2166\FRM9218P.100

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      David W. Cochran, 51, has been a director of the Company and its predecessor since June 1992. From December 1978 to November 1994, Mr. Cochran was President, Chief Executive Officer and a Principal of R.F. Simmons Company, Inc., a jewelry manufacturer. From November 1994 to October 1995, Mr. Cochran was President and Chief Executive Officer of Simmons & Company, Inc., a jewelry manufacturer. Mr. Cochran is currently the President and Chief Executive Officer of Riverbank Associates, Inc., a real estate investment company, which position he has held since December 1995, and the Chairman of Page Walker & Co., a jewelry manufacturer, which position he has held since January 1993. Mr. Cochran is a consultant to G. Austin Young Co., dba Attleboro Jewelry Makers, a retail outlet representing 20 jewelry and gift manufacturers.

      William D. Eberle, 75, has been Chairman of the Company and its predecessor since August 1996. Mr. Eberle has been Chairman of Manchester Associates, Ltd., a venture capital and international consulting firm since 1977, and of counsel to the law firm of Kaye, Scholer, Fierman, Hays & Handler since 1993. From 1989 to 1993, Mr. Eberle was of counsel to the law firm of Donovan, Leisure, Newton & Irvine. Mr. Eberle is presently Chairman of America Service Group, Inc. and of Showscan Entertainment, Inc., Deputy Chairman of Mid-States Plc, and a director for Ampco Pittsburgh Corp., FAC Realty, Inc., Horace Small Apparel Company Plc, Mitchell Energy and Development Corp. and Sirrom Capital Corporation.

      John W. Gildea, 55, has been a director of the Company and its predecessor since August 1996. Since September 1990, Mr. Gildea has been an advisor to The Network Funds, a series of investment funds. From 1986 to 1990, Mr. Gildea was the manager of the Corporate Services Group of Donaldson, Lufkin & Jenrette Securities Corporation. Mr. Gildea is presently a Managing Director of Gildea Management Company, an investment management company, which position he has held since 1990, and a director of America Service Group, Inc., FAC Realty, Inc., UNC, Inc., and General Chemical.

      Carol R. Goldberg, 67, has been a director of the Company and its predecessor since November 1996. Ms. Goldberg is currently President of the Avcar Group, Ltd., an investment and management consulting firm, which position she has held since December 1989. Ms. Goldberg previously served as Chief Operating Officer of The Stop & Shop Companies, Inc., a retailing company, from 1982 to November 1989, as its President from October 1985 to November 1989, as its Executive Vice President from 1982 to 1985, and as its Senior Vice President
- Manufacturing from 1979 to 1982. Ms. Goldberg is currently a director of The Gillette Company, America Service Group, Inc., and SelfCare, Inc. and is Senior Advisor of New England for America International Group, Inc.

      Cleaveland D. Miller, 59, has been a director of the Company and its predecessor since June 1992. Mr. Miller is presently a partner with the law firm of Semmes, Bowen & Semmes. Mr. Miller is a director of EA Engineering, Science, and Technology, Inc. Since

1988, Mr. Miller has been Chairman of Legal Mutual Liability Insurance Society of Maryland. Mr. Miller served as President of the Maryland State Bar Association from 1987 to 1988.

      William P. O'Donnell, 44, has been a director of the Company and its predecessor since August 1996. Since 1992, Mr. O'Donnell has been an advisor to The Network Funds, a series of investment funds. From 1990 to 1992, Mr. O'Donnell was a Vice President in the Corporate Finance Group of Chrysler Capital Corporation, a finance company. Mr. O'Donnell is presently a Managing Director of Gildea Management Company, a position he has held since 1992.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Under Section 16(a) of the 1934 Act, the officers and directors of the Company and certain Stockholders beneficially owning more than 10% of the Company's Common Stock ("Ten Percent Stockholders") are required to file with the Securities and Exchange Commission and the Company reports of ownership, and changes in ownership, of Company Common Stock. Based solely on a review of the reports received by it, the Company believes that, during Fiscal 1998, all of its officers and directors and Ten Percent Stockholders complied with all applicable filing requirements under Section 16(a).

ITEM 11.  EXECUTIVE COMPENSATION.

      The Company pays each of its non-employee directors (including any non-employee director holding an officer's title with the Company but who is not separately compensated for serving in such position) an annual retainer fee of $18,000, plus, for serving on either committee of the Board, an additional $1,500 (or $4,500 for the chairman of each committee); except that, in lieu of such retainer and committee fees, the Company pays its Chairman of the Board $100,000 annually. In addition to such retainer and committee fees, under the Company's 1994 Stock Option Plan, each director who is newly elected or added to the Board and who at the time thereof is not an employee of the Company is automatically granted an option to purchase 2,000 shares of Common Stock at such time, and each non-employee director is further granted an option to purchase 1,000 shares of Common Stock as of the date of each Annual Meeting of Stockholders at which such director is re-elected (including at the date of the Meeting). All such options have an exercise price equal to the market price of the Common Stock on the date of grant. Directors are also reimbursed for reasonable expenses incurred in connection with attending meetings of the Board and its committees.

EXECUTIVE COMPENSATION

      The following table sets forth certain information concerning compensation for services during each of the Company's last three fiscal years to (i) those persons serving as chief executive officer of the Company during Fiscal 1998 and
(ii) four additional executive officers of the Company during Fiscal 1998 who were among the four most highly compensated executive officers during Fiscal 1998.

                           SUMMARY COMPENSATION TABLE

                                                                                          Long-Term
                                               Annual Compensation                    Compensation Awards
                                     ------------------------------------ ----------------------------------------
        Name and                      Salary       Bonus        Other      Restricted    Securities    All Other
                                                                Annual        Stock      Underlying   Compensation
                                                             Compensation                 Options/
   Principal Position      Year (1)      ($)         ($)         ($) (2)   Award(s) ($)   SARS(#)          ($)
------------------------  ---------- --------- ------------- ------------ ------------- ------------  ------------
Randy N. McCullough         1998 (3) $ 245,477 $ 184,875             -            -          -               -
  President and Chief       1997             -         -             -            -          -               -
  Executive Officer         1996             -         -             -            -          -               -

Samuel J. Merksamer         1998 (4) $ 338,399 $ 200,000             -            -          -               -
  Former President and      1997 (5)    98,462         -             -            -          -               -
  Chief Executive Officer   1996             -         -             -            -          -               -

E. Peter Healey             1998     $ 284,425 $ 206,250             -            -          -               -
  Executive Vice            1997             -         -             -            -          -               -
  President,
  Chief Financial Officer   1996             -         -             -            -          -               -
  and Secretary

Chad C. Haggar              1998     $ 165,140 $  82,500             -            -          -               -
  Vice President -          1997             -         -             -            -          -               -
  Operations                1996             -         -             -            -          -               -

Bill R. Edgel               1998     $ 120,088 $  57,500             -            -          -               -
  Vice President -          1997             -         -             -            -          -               -
  Marketing
                            1996             -         -             -            -          -               -

Paul Hart                   1998     $  94,615 $  40,000             -            -          -               -
  Vice President - MIS      1997             -         -             -            -          -               -
                            1996             -         -             -            -          -               -


------------------------------------

(1) "1998," "1997," and "1996" represent fiscal years ended May 30, 1998, and May 31, 1997 and 1996, respectively.

(2) Excludes perquisites, other personal benefits, securities and property, which, in the aggregate, did not exceed in any year shown the lesser of $50,000 or 10% of the total annual salary and bonus reported for such individual for such year.

(3) Fiscal 1998 compensation for Mr. McCullough includes compensation received through March 30, 1998 as Senior Vice President Merchandising and compensation received from March 31, 1998 to May 30, 1998 as President and Chief Executive Officer.

(4) Fiscal 1998 compensation for Mr. Merksamer includes compensation through his date of resignation, March 31, 1998. Mr. Merksamer also received $401,000 in 1998 as part of his severance package.

(5) Compensation shown for Mr. Merksamer for Fiscal 1997 dates from February 13, 1997.


                        OPTION/SAR GRANTS IN FISCAL 1998

      None of those persons serving as chief executive officer of the Company during Fiscal 1998 or any other executive officer of the Company named in the Summary Compensation Table under the caption "Compensation of Directors and Executive Officers -- Executive Compensation" was issued any option to acquire the Company's Common Stock during Fiscal 1998.

                     AGGREGATED 1998 OPTION/SAR EXERCISES
                          AND YEAR-END OPTION VALUES

      No stock options were exercised during or held at the end of Fiscal 1998 by any of those persons serving as chief executive officers of the Company during Fiscal 1998 or any other executive officer of the Company named in the Summary Compensation Table under the caption "Compensation of Directors and Executive Officers -- Executive Compensation."

           EMPLOYMENT AGREEMENTS AND CHANGE-IN-CONTROL ARRANGEMENTS

      During Fiscal 1998 until his resignation on March 31, 1998, Samuel J. Merksamer served as the Company's President and Chief Executive Officer. Mr. Merksamer served in such capacity under an employment agreement with the Company (the "Agreement") dated as of May 1, 1997, the initial term of which extended through April 8, 1998. The Agreement provided for an annual salary of $400,000 to Mr. Merksamer. The Agreement contained certain severance provisions, and in connection with the resignation from the Company of Mr. Merksamer, the Company and Mr. Merksamer entered into a severance agreement, under which Mr. Merksamer received a lump sum payment of $401,000.

      Simultaneously with the resignation of Mr. Merksamer as President and Chief Executive Officer of the Company, the Company retained Randy N. McCullough as its President and Chief Executive Officer. Effective March 31, 1998, the Company and Mr. McCullough entered into a revised Employment Agreement. The Bankruptcy Court has authorized the Company to enter into employment agreements with Mr. McCullough and with certain other executive officers of the Company, a summary description of certain terms of which is set forth under the caption "Compensation Committee Report -- Implementation of Philosophy."

                         COMPENSATION COMMITTEE REPORT

COMPENSATION PHILOSOPHY

      The Compensation Committee of the Board is responsible for developing and implementing the Company's executive compensation policies. The Compensation Committee's philosophy of executive compensation is to enhance the profitability of the Company, and thus stockholder value, by closely aligning the financial interests of the executive officers with those of the Stockholders.

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

      Prior to the Bankruptcy Filing, the Compensation Committee began to re-evaluate the Company's executive employment needs in the context of potential formal or informal reorganization proceedings. As a result of such re-evaluation, and recognizing the decline in the value of non-cash compensation in the form of equity in the Company, the difficulties to be faced by its executives in an attempt to lead the Company out of any such proceedings and the importance of retaining key executives during such proceedings, the Compensation Committee determined that it was in the best interests of the Company to enter into employment agreements with such executives. At a hearing of the Bankruptcy Court held on September 24, 1997, the Bankruptcy Court authorized the Company to enter into employment agreements (the "Employment Agreements") with each of Messrs. Healey, McCullough, Haggar and Edgel (each an "Executive"). Upon entry of the related Bankruptcy Court order, the Company entered into such Employment Agreements, which extend through confirmation of a plan of reorganization of the Company.

      In January of 1998, the Board promoted Mr. McCullough to Executive Vice President and COO. His salary was increased at that time from $225,000 to $275,000, and his bonus from 60% to 75%. After Mr. Merksamer's resignation in March of 1998, Mr. McCullough became President and CEO. His salary and bonus structure was not adjusted at that time. Set forth below is a summary of certain other terms of such Employment Agreements.

                     CERTAIN TERMS OF EMPLOYMENT AGREEMENTS

                                                                        Plan of Reorganization Confirmation
                                                                  Bonus (as a percentage of annual base salary) (2)
                                                                 ---------------------------------------------------
                              Annual Base  Maximum Annual Cash    If confirmation          If             If
                                               Bonus (as a        occurs prior to     confirmation   confirmation
                                           percentage of annual                       occurs on or   occurs on or
                                                                                      after May 1,   after July 1,
                                                                                      1998 through  1998 and prior
                                                                                     and including   to September
                                                                                                          30,
      Executive/Title            Salary      base salary) (1)        May 1, 1998      June 30, 1998      1998
--------------------------   ------------- -------------------  -------------------- -------------- ---------------
Randy N. McCullough.......    $ 275,000            75%                  125%              100%            75%
    President and Chief
    Executive Officer

E. Peter Healey...........     $275,000            75%                  125%              100%            75%
    Executive Vice
    President, Chief
    Financial Officer and
    Secretary

Chad C. Haggar............     $165,000            50%                  125%              100%            75%
    Vice President -
    Operations

Bill R. Edgel.............     $120,000            33%                  125%              100%            75%
    Vice President -
    Marketing


-----------------------------

(1) Such bonuses are payable as follows: (i) 50% thereof are payable if the Company achieves projected earnings before interest, taxes, depreciation and amortization for its 1998 fiscal year, (ii) 10% thereof are payable if the Company meets or exceeds its November 30, 1997 projected inventory levels, (iii) 10% thereof are payable if the Company meets or exceeds its December 31, 1997 projected cash deposit, receivable and inventory levels,
     (iv) 10% thereof are payable if the Company meets its December 31, 1997 projected general and administrative expenses, (v) 10% thereof are payable if, as of February 1998, there is total availability under the borrowing base in the Company's revolving credit facility (as modified by the cash collateral stipulation filed with the Bankruptcy Court) plus total cash balances of at least $4.1 million, and payables are maintained within agreed upon vendor terms, and (vi) the remaining 10% are payable upon receipt from vendors of 1.4 times the amount of inventory returned by November 1997 and at the end of February 1998.

(2) A condition to the payment of such bonus will require that the Company have an asset-based, working capital credit facility on market terms on the confirmation date of a plan of reorganization.


      Under the Employment Agreements, if an Executive's employment is terminated by the Company without cause, by the Executive with good reason (including a sale of the Company under the Bankruptcy Code), due to an Executive's death or disability, or as a result of the confirmation of a plan of reorganization, such Executive is entitled to receive (i) accrued annual base salary and vacation, (ii) his maximum annual cash bonus if (A) the fiscal year end 1998 performance targets have been achieved (provided that such target will be prospectively applicable with respect to termination resulting from confirmation of a plan prior to the end of such fiscal year) or (B) in the event of a Change-in-Control (as defined below) of the Company at a time when the Company is a going concern or (2) the death or disability of an Executive if any applicable performance conditions have been met, and (iii) if such termination without cause or with good reason occurs prior to confirmation of a plan of reorganization of the Company, his confirmation bonus. If the Executive's employment is terminated by the Company for cause (i.e., malfeasance or misfeasance) or by the Executive without good reason, such Executive is entitled to receive accrued annual base salary and vacation, but no annual cash bonus or confirmation bonus (if such termination occurs prior to confirmation). Under the Employment Agreements, a "Change-in-Control" includes the dissolution or liquidation of the Company, a reorganization, merger or consolidation of the Company with one or more corporations in which the Company is not the surviving entity or as a result of which the Company's outstanding voting securities are converted to or reclassified as cash, securities of another corporation or other property, a sale of assets of the Company or its subsidiaries having a fair market value equal to more than 50% of the total fair market value of the Company's assets to a nonaffiliate of the Company, or the acquisition of more than 30% of the then-outstanding voting securities of the Company by a nonaffiliate.

1998 Compensation of the Chief Executive Officer

      The base salary of the Company's Chief Executive Officer is established through negotiations between the Compensation Committee and such Chief Executive Officer. Until his resignation on March 31, 1998, Samuel J. Merksamer was the Company's Chief Executive Officer. In setting Mr. Merksamer's annual salary and incentive compensation for Fiscal 1998, the Compensation Committee considered numerous factors, including Mr. Merksamer's previous salary level, his experience and his overall performance. Randy N. McCullough succeeded Mr. Merksamer as the Company's President and Chief Executive Officer. In setting Mr. McCullough's annual salary and incentive compensation for Fiscal 1997, the Compensation Committee considered numerous factors, including Mr. McCullough's extensive experience in the jewelry industry, and the market rate for presidents and chief executive officers with knowledge and experience commensurate to that of Mr. McCullough, his previous salary level and his experience. Based on these factors, and after negotiations between the Compensation Committee and Mr. McCullough, the Compensation Committee established Mr. McCullough's compensation terms in the Employment Agreement referred to above.


THE COMPENSATION COMMITTEE

Carol R. Goldberg, Chairman
David W. Cochran
John W. Gildea
Cleaveland D. Miller
William P. O'Donnell

                               PERFORMANCE GRAPH

      Set forth below is a comparison of the yearly percentage change in total stockholder return of the Company's Common Stock and the returns for the CRSP Total Return Index for the Nasdaq Stock Market and the Nasdaq Retail Stocks. The total stockholder return calculation is for the five-year period commencing on June 1, 1993 and includes the reinvestment of dividends.

                                    [GRAPH]

                       1993      1994      1995      1996       1997      1998
                       ----      ----      ----      ----       ----      ----

Barry's............    100.0     61.54     36.92     49.23      5.00      0.23
Nasdaq.............    100.0    105.28    125.24    182.03    205.07    260.58
Retail.............    100.0    101.59    112.10    136.24    145.23    183.90


Note: Assumes $100 invested on June 1, 1993 in Barry's Jewelers, Inc., CRSP Total Return Index for the Nasdaq Stock Market and the Nasdaq Retail Stocks. Assumes reinvestment of dividends on a daily basis.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth, as of the Record Date, information as to the beneficial ownership of the Company's Common Stock by (i) each person who is known by the Company to own beneficially more than 5% of its outstanding shares of Common Stock, (ii) each of the Company's directors and director nominees,
(iii) each of the officers named in the Summary Compensation Table under the caption "Compensation of Directors and Executive Officers --Executive Compensation," and (iv) all executive officers and directors of the Company as a group. In each instance, information as to the number of shares owned and the nature of ownership has been provided by the person or entity identified or described and is not within the direct knowledge of the Company.

                                                        Amount        Percent
                                                     Beneficially       of
Name and Address of Beneficial Owner                   Owned (1)       Class
------------------------------------                   ---------       -----

Samuel J. Merksamer(2)..............................         --            **
Randy N. McCullough(3)..............................         --            **
E. Peter Healey.....................................         --            **
Chad C. Haggar......................................         --            **
Bill R. Edgel.......................................         --            **
William D. Eberle*..................................    82,600 (4)       2.0%
David W. Cochran*...................................     3,600 (5)         **
Carol R. Goldberg*..................................       400 (5)         **
Cleaveland D. Miller*...............................     3,600 (5)         **
John W. Gildea......................................   595,600 (6)      14.8%
   115 East Putnam Avenue
   Greenwich, CO 06830
William P. O'Donnell................................   535,600 (7)      13.3%
   115 East Putnam Avenue
   Greenwich, CO 06830
Network Fund III, Ltd...............................   525,000 (8)      13.0%
   P.O. Box 219, Butterfield House
   Grand Cayman, Cayman Islands, B.W.I.
Gary Gelman.........................................   456,700 (9)      11.3%
   One Jerico Plaza
   Jerico, NY 11753
J. Ezra Merkin......................................   325,000(10)       8.1%
   450 Park Avenue
   New York, NY 10022

                                                        Amount        Percent
                                                     Beneficially       of
Name and Address of Beneficial Owner                   Owned (1)       Class
------------------------------------                   ---------       -----


All executive officers and directors as a
   group (12 persons)...............................    697,400          17.1%

------------------------

(1) To the Company's knowledge, except as otherwise set forth in this table, the persons and entities in this table have sole voting, investment and dispositive power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable.

(2) Mr. Merksamer served as President and Chief Executive Officer through March 30, 1998.

(3)  Mr. McCullough became President and Chief Executive Officer on March 31,
     1998.

(4) 15,000 of such shares are issued and outstanding. 35,000 of such shares are issuable upon the exercise of currently-exercisable options. 32,000 of such shares are restricted shares, as to which Mr. Eberle has sole voting power. 600 of such shares are issuable upon the exercise of currently-exercisable options outstanding under the Company's 1994 Stock Option Plan, which is administered by the Compensation Committee of the Board. See "Compensation of Directors and Executive Officers -- Directors."

(5) All of such shares are issuable upon the exercise of currently-exercisable options outstanding under the Company's 1994 Stock Option Plan (the "1994 Stock Option Plan"), which is administered by the Compensation Committee of the Board.

(6) 600 of such shares are issuable upon the exercise of currently-exercisable options outstanding under the Company's 1994 Stock Option Plan, which is administered by the Compensation Committee of the Board. With respect to the remaining 595,000 of such shares, pursuant to an amended Schedule 13D filed by Mr. Gildea under the Securities Exchange Act of 1934, as amended (the "1934 Act"), dated June 11, 1996, as of such date Mr. Gildea had sole voting and dispositive power as to 70,000 of such shares and shared dispositive power with Network Fund III, Ltd. as to 525,000 of such shares.

(7) 600 of such shares are issuable upon the exercise of currently-exercisable options outstanding under the Company's 1994 Stock Option Plan, which is administered by the Compensation Committee of the Board. With respect to the remaining 535,000 of such shares, pursuant to a Form 3 filed by Mr. O'Donnell under the 1934 Act dated September 10, 1996, as of such date Mr. O'Donnell had sole voting and dispositive power as to 10,000 of such shares and shared dispositive power with Network Fund III, Ltd. as to 525,000 of such shares.

(8) The Network Fund III, Ltd. has shared dispositive power with Mr. Gildea and Mr. O'Donnell as to such shares. See footnotes 4 and 5 above.

(9) As set forth in an amended Schedule 13D filed by Mr. Gelman under the 1934 Act dated January 15, 1997, as of such date Mr. Gelman had sole voting and dispositive power with respect to all such shares.

(10) As set forth in a Schedule 13D filed by Mr. Merkin under the 1934 Act dated May 22, 1996, as of such date Mr. Merkin had sole voting and dispositive power as to 20,475 of such shares, shared voting and dispositive power with Gabriel Capital, L.P. as to 126,425 of such shares, and shared voting and dispositive power with Ariel Management Corp. as to 178,100 of such shares.


* Address is c/o Samuels Jewelers, Inc., 2914 Montopolis Drive, Suite 200, Austin, Texas 78741.

** Less than one percent.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


      William D. Eberle, the Company's Chairman, is of counsel to the law firm of Kaye, Scholer, Fierman, Hays & Handler LLP, which firm provided certain legal services to the Company during Fiscal 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          BARRY'S JEWELERS, INC.

             September 28, 1998           By: /s/ E. Peter Healey
                                              ----------------------------------
                                              E. Peter Healey
                                              Executive Vice President,
                                              Chief Financial Officer and
                                              Secretary