Form 10-Q
period 1998-08-29
SAMUELS JEWELERS INC
filed 1998-10-13
CIK 790360

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT to SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended August 29, 1998. Commission File Number 0-15017

                             SAMUELS JEWELERS, INC.
             (Exact name of registrant as specified in its charter)

Delaware                                                       95-3746316
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                              Identification No.)

2914 Montopolis Dr., Suite 200, Austin, Texas                     78741
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code            (512) 369-1400

           Securities registered pursuant to Section 12(b)of the Act:
                                      None

           Securities registered pursuant to Section 12(g)of the Act:
                               Title of each class
                                  Common Stock
                                    Warrants

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES. [ X ] NO. [ ]


As of October 9, 1998, the issuer had a total of 5,001,800 shares of common stock outstanding.


Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution under a plan confirmed by a court. [ X ] Yes. [ ] No.

                             SAMUELS JEWELERS, INC.

                                    FORM 10-Q

                                      INDEX




                                                                                                            PAGES

         PART I            FINANCIAL INFORMATION

                           ITEM 1.  Financial Statements

                                    Balance Sheets                                                            1

                                    Statements of Operations                                                  2

                                    Statements of Cash Flows                                                  3

                                    Notes to Financial Statements                                             4


                           ITEM 2.  Management's Discussion and Analysis of Financial Condition
                                    and Results of Operations                                                 6


         PART II           OTHER INFORMATION

                           ITEM 1.  Legal Proceedings                                                         9

                           ITEM 2.  Changes in Securities                                                     9

                           ITEM 3.  Defaults Upon Senior Securities                                           9

                           ITEM 4.  Submission of Matters to a Vote of Security Holders                       9

                           ITEM 5.  Other Information                                                         9

                           ITEM 6.  Exhibits and Reports on Form 8-K                                          9


Item 1.
Part I

                             SAMUELS JEWELERS, INC.
        (FORMERLY KNOWN AS BARRY'S JEWELERS, INC., DEBTOR-IN-POSSESSION)
                                 BALANCE SHEETS
                             (Dollars in Thousands)


                                                                           August 29, 1998      May 30, 1998
                                                                           ----------------    ---------------
                                                                             (unaudited)
                               Assets
Current assets:
Cash and cash equivalents                                                     $     16,756    $     19,301
Customer receivables, net of allowance for doubtful accounts of
   $6,172 at August 29, 1998, and $7,099 at May 30, 1998                            44,550          48,076
Merchandise inventories                                                             29,143          26,993
Prepaid expenses and other current assets                                            1,327           1,569
                                                                              ------------    ------------
Total current assets                                                                91,776          95,939

Property and equipment:
Leasehold improvements, furniture and fixtures                                      18,491          17,824
Computers and equipment                                                              6,852           5,724
                                                                              ------------    ------------
                                                                                    25,343          23,548
Less: accumulated depreciation                                                      11,025          10,250
                                                                              ------------    ------------
Net property and equipment                                                          14,318          13,298

Deferred income taxes                                                                   72              72
Other assets, principally deferred debt issuance costs, net of accumulated amortization of $2,657 at August 29, 1998, and
   $2,427 at May 30, 1998                                                            1,194           1,423
                                                                              ------------    ------------

Total assets                                                                  $    107,360    $    110,732
                                                                              ============    ============

              Liabilities and Shareholders' Deficiency
Current liabilities:
Accounts payable - trade                                                      $     11,012    $      9,086
Other accrued liabilities                                                            9,793           9,698
                                                                              ------------    ------------
Total current liabilities                                                           20,805          18,784

Liabilities subject to compromise under reorganization proceedings                 126,757         126,812

Shareholders' deficiency:
Common stock; no par value; authorized 8,000,000 shares; issued and outstanding, 4,029,372 shares at August 29, 1998, and May
   30, 1998                                                                         33,247          33,247
Accumulated deficit                                                                (73,449)        (68,111)
                                                                              ------------    ------------
Total shareholders' deficiency                                                     (40,202)        (34,864)

Total liabilities and shareholders' deficiency                                $    107,360    $    110,732
                                                                              ============    ============


See Notes to Financial Statements.

                             SAMUELS JEWELERS, INC.
        (FORMERLY KNOWN AS BARRY'S JEWELERS, INC., DEBTOR-IN-POSSESSION)
                            STATEMENTS OF OPERATIONS
                  (Dollars in Thousands, Except Per Share Data)



                                                                    Quarter Ended

                                                               August 29,    August 31,
                                                                  1998           1997
                                                               ----------    ----------
                                                               (unaudited)   (unaudited)

Net sales                                                      $   19,948    $   22,288
Finance and credit insurance fees                                   2,584         2,947
                                                               ----------    ----------
                                                                   22,532        25,235

Costs and expenses:
Cost of goods sold, buying and occupancy                           13,956        15,860
Selling, general and administrative expenses                        9,245        10,494
Provision for doubtful accounts                                     1,136         1,493
                                                               ----------    ----------
                                                                   24,337        27,847

Operating loss                                                     (1,805)       (2,612)
Interest expense, net                                               1,724         3,118
                                                               ----------    ----------

Loss before reorganization costs and income
taxes                                                              (3,529)       (5,730)
Reorganization costs                                                1,809         1,010
                                                               ----------    ----------

Loss before income taxes                                           (5,338)       (6,740)
Income taxes                                                           --            --
                                                               ----------    ----------

Net loss                                                       $   (5,338)   $   (6,740)
                                                               ==========    ==========

Basic and diluted loss per share                               $    (1.32)   $    (1.67)
                                                               ==========    ==========
Weighted-average number of common shares

        Outstanding                                                 4,029         4,029
                                                               ==========    ==========


See Notes to Financial Statements.

                             SAMUELS JEWELERS, INC.
        (FORMERLY KNOWN AS BARRY'S JEWELERS, INC., DEBTOR-IN-POSSESSION)
                            STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)



                                                                           Quarter Ended

                                                                     August 29,      August 31,
                                                                        1998            1997
                                                                    ------------    ------------
                                                                    (unaudited)      (unaudited)
Operating activities:
Net loss                                                            $     (5,338)   $     (6,740)
Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
Depreciation and amortization                                              1,005           1,055
Provision for doubtful accounts                                            1,136           1,493
Change in operating assets and liabilities:
Customer receivables                                                       2,390           2,498
Merchandise inventories                                                   (2,150)          7,461
Prepaid expenses and other current assets                                    242             734
Other assets                                                                  (1)             35
Accounts payable - trade                                                     969           1,152
Accrued liabilities                                                          997           1,526
                                                                    ------------    ------------
Net cash provided by (used in) operating activities                         (750)          9,214

Investing activities:
Purchase of property and equipment                                        (1,795)           (117)
                                                                    ------------    ------------
Net cash used in investing activities                                     (1,795)           (117)

Increase (decrease) in cash                                               (2,545)          9,097

Cash at beginning of period                                               19,301           7,322
                                                                    ------------    ------------
Cash at end of period                                               $     16,756    $     16,419
                                                                    ============    ============

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest                                                            $      1,494    $      1,212
Income taxes                                                        $         --    $          6



See Notes to Financial Statements.

                             SAMUELS JEWELERS, INC.
        (FORMERLY KNOWN AS BARRY'S JEWELERS, INC., DEBTOR-IN-POSSESSION)
                          NOTES TO FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


1.   REORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended August 29, 1998 are not necessarily indicative of the results that may be expected for the year ending May 29, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended May 30, 1998.

The Company changed its fiscal year end during 1998 from May 31 to the Saturday closest to May 31. The quarter ended August 29, 1998 consists of the thirteen weeks then ended, while the quarter ended August 31, 1997 consists of the three months then ended.

Samuels Jewelers, Inc. (the "Company") operates a chain of retail stores that sell fine jewelry and watches, utilizing credit financing to enhance sales. It operated 116 stores on August 29, 1998, and 128 stores on August 31, 1997.

On May 11, 1997, (the "Petition Date"), the Company filed a voluntary petition for reorganization under Chapter 11 in the United States Bankruptcy Court for the Central District of California, Los Angeles Division (the "Bankruptcy Court"). After the Petition Date, the Company continued in possession of its properties and, as Debtor-in-Possession, was authorized to operate and manage its businesses and enter into all transactions (including obtaining services, inventories, and supplies) that it could have entered into in the ordinary course of business without approval of the Bankruptcy Court.

On September 16, 1998, the Bankruptcy court entered an order (the "Confirmation Order") confirming the Company's Original Disclosure Statement and Plan of Reorganization, dated April 30, 1998, as Modified (as so confirmed, the "Plan"). A copy of the Plan and the Confirmation order are attached as Exhibits to the Company's Current Report on Form 8-K dated September 16, 1998. Please refer to such documents for more information.

The Plan was confirmed on October 2, 1998. The Company will adopt the fresh start reporting requirements of Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" during the second quarter of fiscal 1999. In accordance with the fresh start reporting requirements, the reorganization value of the Company will be allocated to the Company's assets in conformity with the procedures specified by APB Opinion 16, Business Combinations. Refer to the Plan and Confirmation order for more information.

2.   LIABILITIES SUBJECT TO COMPROMISE UNDER REORGANIZATION PROCEEDINGS

Liabilities subject to compromise under reorganization proceedings consist of the following:


Secured liabilities:                                           August 29, 1998    May  30, 1998
                                                               ---------------   ---------------
Borrowings outstanding under
     Amended Revolving Credit Agreement                        $        57,855   $        57,855
Senior Secured Notes (includes interest payable
     of $3,073 accrued through the Petition Date)                       53,073            53,073
Other notes payable and capital lease obligations                           88                88
                                                               ---------------   ---------------

                                                                       111,016           111,016

Unsecured liabilities:
      Accounts payable trade                                             4,893             4,870
      Other accrued expenses                                            10,848            10,926
                                                               ---------------   ---------------

                                                                        15,741            15,796
                                                               ---------------   ---------------

                                                               $       126,757   $       126,812
                                                               ===============   ===============


As explained in note 1, above, the Bankruptcy Court entered the Confirmation Order and the Company's Plan became effective shortly after the conclusion of the period covered by the financial statements that accompany this Form 10-Q. Accordingly, the above-noted liabilities now have been compromised as set forth in the Plan and the Confirmation Order.

3.   LONG-TERM DEBT

On October 2, 1998 the Company entered into a three year, $50,000,000 financing agreement with Foothill Capital Corporation as a lender and as agent for a lender group. The lenders will make revolving advances to the reorganized company in amounts determined based on percentages of eligible accounts receivable and inventory. The annual rate of interest will be, at the reorganized company's option, (i) 2.25% per annum over the Eurodollar rate or
(ii) 0.5% per annum over the bank's prime rate provided however that in no event will the applicable interest rate on any advance be less than 7% per annum. Upon occurrence and during the continuation of any event of default under the financing agreement, all obligations will bear interest at a per annum rate equal to three percentage points above the otherwise applicable interest rate. As collateral for any and all obligations to the lenders under the financing agreement, the reorganized company will grant a first priority perfected security interest in and to substantially all of its owned or thereafter acquired assets, both tangible and intangible. The financing agreement contains quarterly covenants which include a minimum level of tangible net worth and a ratio of in-house credit sales to total merchandise sales. The financing agreement also gives the reorganized company an option to reduce the maximum credit line to no less than $25,000,000 upon the sale of the Company's entire accounts receivable portfolio provided however that such option will expire eighteen months from the date of closing of the financing agreement.

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

OVERVIEW. The following discussion presents information about the financial condition, liquidity and capital resources, and results of operations of the Company as of and for the quarters ended August 29, 1998 and August 31, 1997. This information should be read in conjunction with the audited consolidated financial statements of the Company and the notes thereto as reported on the Company's Annual Report on Form 10-K for the fiscal year ended May 30, 1998.

RESULTS OF OPERATIONS Net sales for the quarter ended August 29, 1998 were $19.9 million, a decrease of $2.4 million, or 10.5%, from net sales of $22.3 million for the quarter ended August 31, 1997. The decrease was primarily the result of the closure of 14 stores since August of 1997 and a comparable store sales decrease. Comparable store sales (those open for the same period in both the current and preceding years), decreased by 3.3% from $18.7 million to $18.1 million for the quarter ended August 29, 1998. The decrease in comparable store sales was primarily a result of increased sales resulting from a promotional markdown sale during fiscal 1997 used to liquidate aged merchandise and changes in credit underwriting criteria since August 1997 which were intended to lessen the Company's reliance on credit sales.

Finance and credit insurance fees, on credit sales, for the quarter ended August 29, 1998, were $2.6 million, a decrease of $.3 million, or 12.3%, from the prior year period of $2.9 million. This decrease was primarily due to a decrease in the average total customer receivables outstanding during the quarter ended August 29, 1998 of approximately $3.5 million compared to August 31, 1997 resulting from the closure of stores, changes in credit underwriting and lower reliance on credit to generate sales.

Cost of goods sold, buying and occupancy expenses were $14.0 million for the quarter ended August 29, 1998, a decrease of $1.9 million or 12.0%, from the prior year. Cost of goods sold, buying and occupancy expenses were 70.0% of net sales for the quarter ended August 29, 1998 compared to 71.2% for the prior year period. The decrease in cost of goods sold, buying and occupancy expenses resulted primarily from slightly improved merchandise margins and a savings in occupancy expense due to closed stores and the relocation of the Company's headquarters.

Selling, general and administrative expenses were $9.2 million for the quarter ended August 29, 1998, a decrease of $1.2 million, or 11.9%, from the prior year. Selling, general and administrative expenses as a percentage of net sales were 46.3% for the quarter ended August 29, 1998 and 47.1% for the quarter ended August 31, 1997. The decrease in expenses resulted primarily from reductions in store payroll and from other reductions in expenses due to closed stores.

The provision for doubtful accounts was $1.1 million for the quarter ended August 29, 1998. This was a decrease of $.4 million, or 23.9% from the same period in the prior year. The provision was approximately 5.7% and 6.7%, respectively of net sales for the quarters ended August 29, 1998 and August 31, 1997. The provision was approximately 10.3% and 11.2%, respectively of net credit sales for the quarters ended August 1998 and 1997. The decrease in the provision was primarily due to the closed stores, which had generated less creditworthy customer receivables, along with the continuing effects of changes in credit underwriting implemented by new management and lower reliance on credit to effect sales by targeting a more credit worthy customer.

Net interest expense was $1.7 million, for the quarter ended August 29, 1998, a decrease of $1.4 million, or 44.7% from the prior year quarter. The decrease was due primarily to interest associated with the Company's Senior Secured Notes, which was accrued during the quarter ended August 31, 1997 but was not accrued during the quarter ended August 29, 1998 (in accordance with SOP 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code") as such interest will not be paid.

Reorganization costs consist primarily of professional fees directly related to the Chapter 11 filing which are expensed as incurred, offset by interest earned on accumulated cash resulting from the Chapter 11 filing.

                               FINANCIAL CONDITION

CREDIT PROGRAM. The Company offers its merchandise sales on in-house credit to qualified customers. The Company's policy is to attempt to obtain a cash down payment on credit sales, with monthly payments established such that the payment of the credit balance will occur, generally, over a period ranging from 24 to 36 months. The Company's customer receivables are revolving charge accounts. As of August 29, 1998, and May 31, 1998, the aggregate customer receivables balances were $50.7 million and $55.2 million, respectively.

INVENTORY. At August 29, 1998, inventories (not including consignment inventory of approximately $32.5 million) were approximately $29.1 million, an increase of approximately $2.2 million from $27.0 million at May 31, 1998. This increase is due to merchandise purchased in preparation for the holiday season. At August 29, 1998, the Company's inventory reserves totaled to $2.2 million.

LIABILITIES SUBJECT TO COMPROMISE UNDER REORGANIZATION PROCEEDINGS. As discussed in the notes to the financial statements, the Company filed a voluntary petition for relief under Chapter 11. Under Chapter 11, actions to enforce certain claims against the Company are stayed if the claims arose, or are based on events that occurred on or before the Petition Date. Following the conclusion of the period covered by this Form 10-Q, such pre-Petition Date claims and other claims were compromised as set forth in the Plan and the Confirmation Order, and the Company incurred the material new obligations set forth in the Plan.

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

The Company reported cash flow used in operating activities of approximately $750,000 for the three months ended August 29, 1998, as compared to cash flow provided by operating activities of approximately $9.2 million for the comparable period last year. The change in cash flow from operating activities is primarily due to an increase of $2.2 million in inventory during the current year as compared to a $7.5 million decrease in inventory resulting primarily from liquidation of aged merchandise and the Company's inability to obtain new merchandise due to the bankruptcy filing during the prior year. Additionally, the Company acquired $1.8 million in new property and equipment during the quarter consisting mostly of computer equipment associated with the Company's new merchandise and financial systems and leasehold improvements associated with remodeling of stores, and the Company's new headquarters.

As of August 29, 1998, the Company had $16.8 million of cash and cash equivalents as a result of the Chapter 11 filing and the prohibition on payments of prepetition debt. Approximately $11.4 million of the Company's cash and cash equivalents at August 29, 1998, was restricted pursuant to the terms of the Cash Stipulation. Additionally, $2.0 million of the Company's cash and cash equivalents at August 29, 1998 was restricted pursuant to the terms of the Trade DIP Financing Agreement.

FINANCING TRANSACTIONS.

On October 2, 1998 the Company entered into a three year, $50,000,000 financing agreement with Foothill Capital Corporation as a lender and as agent for a lender group. The lenders will make revolving advances to the reorganized company in amounts determined based on percentages of eligible accounts receivable and inventory. The annual rate of interest will be, at the reorganized company's option, (i) 2.25% per annum over the Eurodollar rate or
(ii) 0.5% per annum over the bank's prime rate provided however that in no event will the applicable interest rate on any advance be less than 7% per annum. Upon occurrence and during the continuation of any event of default under the financing agreement, all obligations will bear interest at a per annum rate equal to three percentage points above the otherwise applicable interest rate. As collateral for any and all obligations to the lenders under the financing agreement, the reorganized company will grant a first priority perfected security interest in and to substantially all of its owned or thereafter acquired assets, both tangible and intangible. The financing agreement contains quarterly covenants which include a minimum level of tangible net worth and a ratio of in-house credit sales to total merchandise sales. The financing agreement also gives the reorganized company an option to reduce the maximum credit line to no less than $25,000,000 upon the sale of the Company's entire accounts receivable portfolio provided however that such option will expire eighteen months from the date of closing of the financing agreement.

CONSIGNMENT AGREEMENT. As a result of its emergence from bankruptcy proceedings, the company entered into new Consignment Agreements with its consignors representing a substantial majority of its current consigned merchandise. The Company shall hold such merchandise for sale in the ordinary course of its business and is responsible for insuring the consignment merchandise for its full value and against all risks of loss. The Company is generally required to report all consignment merchandise sales on a weekly basis, and to pay all invoices within specified trade payment terms, generally 30 days from receipt of invoice.

YEAR 2000 COMPLIANCE. Many existing computer systems and applications, and other control devices, use only two digits to identify a year in the date field without considering the impact of the upcoming change in the century. As a result, such systems and applications could fail or create erroneous results unless corrected so that they can process data related to the year 2000 and beyond.

The Company relies on its computer systems, applications and devices in operating and monitoring all major aspects of its business, including financial systems (such as general ledger, accounts payable and payroll modules), customer services, infrastructure, embedded computer chips, networks, telecommunications equipment and end products.

The Company has obtained and is in the process of implementing a new integrated management information system that includes a system processor and operating system, applications software, point of sale hardware and additional microcomputers. The year 2000 issue was addressed during the planning process, and all new system technology is expected to be year 2000 compliant. The Company expects to spend approximately $3.2 million representing $1.2 million of new hardware and $2.0 million of new software on this project. The Company also expects to spend another $500,000 on other systems such as network servers and telephone systems. Through August 1998 approximately $2.7 million had already been incurred.

The Company has no current intention to replace its customer accounts receivable system, which is not year 2000 compliant. However, it is planning to outsource the billing and collection functions. The Company is currently exploring the feasibility of licensing other existing collection systems should the Company be unable to outsource the billing and collections functions by the year 2000.

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

Item 3.  Defaults Upon Senior Securities
              Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders
              Not Applicable

Item 5.  Other Information
              Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

         (b)  Company's Current Report on Form 8-K dated September 16, 1998

         (c)  Exhibits:

              Exhibit           Description
              -------           -----------

                10.1 Loan and Security Agreement dated October 2, 1998, between Samuels Jewelers, Inc. and Foothill Capital Corporation, as agent for certain lenders party thereto.

                27.1            Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SAMUELS JEWELERS, INC.



   October 12, 1998                    By:  /s/ RANDY N. MCCULLOUGH
                                            -----------------------
                                                Randy N. McCullough
                                       President and Chief Executive Officer



   October 12, 1998                    By:  /s/ E. PETER HEALEY
                                            -------------------
                                                E. Peter Healey
                                       Executive Vice President and
                                       Chief Financial Officer
                                       (Principal Financial Officer)



   October 12, 1998                    By:  /s/ ROBERT J. HERMAN
                                            --------------------
                                                Robert J. Herman
                                       Vice President and Controller
                                       (Principal Accounting Officer)

                                  EXHIBIT INDEX


              Exhibit           Description
              -------           -----------

                10.1 Loan and Security Agreement dated October 2, 1998, between Samuels Jewelers, Inc. and Foothill Capital Corporation, as agent for certain lenders party thereto.

                27.1            Financial Data Schedule