Form 10-Q
period 1998-11-28
SAMUELS JEWELERS INC
filed 1999-01-19
CIK 790360

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT to SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 28, 1998. Commission File Number 0-15017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES. [X] NO. [ ]

As of January 15, 1999, the issuer had a total of 5,001,800 shares of common stock outstanding.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution under a plan confirmed by a court. [X] Yes. [ ] No.

                             SAMUELS JEWELERS, INC.

                                    FORM 10-Q

                                      INDEX




                                                                                 PAGES
PART I   FINANCIAL INFORMATION

         ITEM 1.  Financial Statements

                  Balance Sheets                                                   1

                  Statements of Operations                                         2

                  Statements of Cash Flows                                         4

                  Notes to Financial Statements                                    5


         ITEM 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                        8


PART II  OTHER INFORMATION

         ITEM 1.  Legal Proceedings                                               11

         ITEM 2.  Changes in Securities                                           11

         ITEM 3.  Defaults Upon Senior Securities                                 11

         ITEM 4.  Submission of Matters to a Vote of Security Holders             11

         ITEM 5.  Other Information                                               11

         ITEM 6.  Exhibits and Reports on Form 8-K                                11

Item 1.
Part I

                             SAMUELS JEWELERS, INC.
        (FORMERLY KNOWN AS BARRY'S JEWELERS, INC., DEBTOR-IN-POSSESSION)
                                 BALANCE SHEETS
                             (Dollars in Thousands)


                                                                     Successor Co.  Predecessor Co.
                                                                      November 28,      May 30,
                                                                         1998            1998
                                                                     -------------  ---------------
                                                                      (unaudited)
                               Assets

Current assets:
Cash and cash equivalents                                              $   5,493      $  19,301
Customer receivables, net of allowance for doubtful accounts of
   $5,218 at November 28, 1998, and $7,099 at May 30, 1998                43,215         48,076
Merchandise inventories                                                   34,807         26,993
Prepaid expenses and other current assets                                  2,893          1,569
                                                                       ---------      ---------
Total current assets                                                      86,408         95,939

Property and equipment:
Leasehold improvements, furniture and fixtures                            11,864         17,824
Computers and equipment                                                    3,900          5,724
                                                                       ---------      ---------
                                                                          15,764         23,548
Less: accumulated depreciation                                               597         10,250
                                                                       ---------      ---------
Net property and equipment                                                15,167         13,298

Other assets                                                                 637          1,495
Reorganization value in excess of amounts allocated to
   identifiable assets, net                                               18,329             --
                                                                       ---------      ---------

Total assets                                                           $ 120,541      $ 110,732
                                                                       =========      =========

          Liabilities and Shareholders' Equity (Deficiency)

Current liabilities:
Accounts payable - trade                                               $  16,851      $   9,086
Other accrued liabilities                                                 18,083          9,698
                                                                       ---------      ---------
Total current liabilities                                                 34,934         18,784

Liabilities subject to compromise under reorganization proceedings            --        126,812
Long-term debt                                                            41,524             --

Shareholders' equity (deficiency):
Common stock; no par value; authorized 8,000,000 shares; issued
   and outstanding, 4,029,372 shares at May 30, 1998                          --         33,247
Common stock; $.001 par value; authorized 20,000,000 shares;
   issued and outstanding, 5,001,800 shares at November 28, 1998               5             --
Additional paid in capital                                                47,095
Accumulated deficit                                                       (3,017)       (68,111)
                                                                       ---------      ---------
Total shareholders' equity (deficiency)                                   44,083        (34,864)

Total liabilities and shareholders' equity (deficiency)                $ 120,541      $ 110,732
                                                                       =========      =========


See Notes to Financial Statements.

                            SAMUELS JEWELERS, INC. ,
        (FORMERLY KNOWN AS BARRY'S JEWELERS, INC., DEBTOR-IN-POSSESSION)
                            STATEMENTS OF OPERATIONS
                  (Dollars in Thousands, Except Per Share Data)


                                                                    Successor Co.        Predecessor Co.        Predecessor Co.
                                                                      Two Months            One Month             Three Months
                                                                        Ended                Ended                   Ended
                                                                     November 28,           October 2,            November 30,
                                                                         1998                 1998                   1997
                                                                   ----------------      ----------------      ----------------
                                                                      (unaudited)           (unaudited)           (unaudited)
Net sales                                                          $         13,595      $          7,546      $         23,585
Finance and credit insurance fees                                             1,565                   813                 2,622
                                                                   ----------------      ----------------      ----------------
                                                                             15,160                 8,359                26,207

Costs and expenses:
Cost of goods sold, buying and occupancy                                      9,726                 5,135                16,681
Selling, general and administrative expenses                                  7,051                 3,735                11,609
Provision for doubtful accounts                                                 850                   356                 1,425
                                                                   ----------------      ----------------      ----------------
                                                                             17,627                 9,226                29,715

Operating loss                                                               (2,467)                 (867)               (3,508)
Interest expense, net                                                           550                   643                 2,979
                                                                   ----------------      ----------------      ----------------

Loss before reorganization items, income
   taxes and extraordinary item                                              (3,017)               (1,510)               (6,487)
Reorganization items:
  Fresh-Start adjustments                                                        --               (67,853)                   --
  Reorganization costs                                                           --                 4,439                   447
                                                                   ----------------      ----------------      ----------------

Income (loss) before income taxes and
    extraordinary item                                                       (3,017)               61,904                (6,934)
Income taxes                                                                     --                    --                    --
                                                                   ----------------      ----------------      ----------------
Net income (loss) before extraordinary item                                  (3,017)               61,904                (6,934)

Gain on forgiveness of debt                                                      --               (11,545)                   --

Net income (loss)                                                  $         (3,017)     $         73,449      $         (6,934)
                                                                   ================      ================      ================

Basic and diluted loss per share(a)                                $           (.60)                  n/a                   n/a
                                                                   ================      ================      ================

Weighted-average number of common shares
        outstanding(a)                                                        5,002                   n/a                   n/a
                                                                   ================      ================      ================

(a) The basic and diluted loss per share and weighted average number of common shares outstanding for the Predecessor Company have not been presented because, due to the reorganization and implementation of Fresh-Start Reporting, they are not comparable to subsequent periods.


See Notes to Financial Statements.

                             SAMUELS JEWELERS, INC.
        (FORMERLY KNOWN AS BARRY'S JEWELERS, INC., DEBTOR-IN-POSSESSION)
                            STATEMENTS OF OPERATIONS
                  (Dollars in Thousands, Except Per Share Data)


                                                  Successor Co.        Predecessor Co.        Predecessor Co.
                                                   Two Months            Four Months            Six Months
                                                      Ended                 Ended                 Ended
                                                   November 28,           October 2,            November 30,
                                                      1998                  1998                   1997
                                                 ----------------      ----------------      ----------------
                                                   (unaudited)           (unaudited)            (unaudited)
Net sales                                        $         13,595      $         27,494      $         45,873
Finance and credit insurance fees                           1,565                 3,397                 5,569
                                                 ----------------      ----------------      ----------------
                                                           15,160                30,891                51,442

Costs and expenses:
Cost of goods sold, buying and occupancy                    9,726                19,091                32,541
Selling, general and administrative expenses                7,051                12,980                22,103
Provision for doubtful accounts                               850                 1,492                 2,918
                                                 ----------------      ----------------      ----------------
                                                           17,627                33,563                57,562

Operating loss                                             (2,467)               (2,672)               (6,120)
Interest expense, net                                         550                 2,367                 6,097
                                                 ----------------      ----------------      ----------------

Loss before reorganization items, income
   taxes and extraordinary item                            (3,017)               (5,039)              (12,217)
Reorganization items:
   Fresh-Start adjustments                                     --               (67,853)                   --
   Reorganization costs                                        --                 6,248                 1,457
                                                 ----------------      ----------------      ----------------

Income (loss) before income taxes and
    extraordinary item                                     (3,017)               56,566               (13,674)
Income taxes                                                   --                    --                    --
                                                 ----------------      ----------------      ----------------
Net income (loss) before extraordinary item                (3,017)               56,566               (13,674)

Gain on forgiveness of debt                                    --               (11,545)                   --
                                                 ----------------      ----------------      ----------------

Net income (loss)                                $         (3,017)     $         68,111      $        (13,674)
                                                 ================      ================      ================

Basic and diluted loss per share(a)              $           (.60)                  n/a                   n/a
                                                 ================      ================      ================

Weighted-average number of common shares
        Outstanding(a)                                      5,002                   n/a                   n/a
                                                 ================      ================      ================

(a) The basic and diluted loss per share and weighted average number of common shares outstanding for the Predecessor Company have not been presented because, due to the reorganization and implementation of Fresh-Start Reporting, they are not comparable to subsequent periods.


See Notes to Financial Statements.

                             SAMUELS JEWELERS, INC.
        (FORMERLY KNOWN AS BARRY'S JEWELERS, INC., DEBTOR-IN-POSSESSION)
                            STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)


                                                               Successor Co.        Predecessor Co.        Predecessor Co.
                                                                Two Months            Four Months            Six Months
                                                                   Ended                 Ended                 Ended
                                                                November 28,           October 2,            November 30,
                                                                    1998                 1998                   1997
                                                              ----------------      ----------------      ----------------
                                                                (unaudited)            (unaudited)           (unaudited)
Operating activities:
Net income (loss)                                             $         (3,017)     $         68,111      $        (13,674)
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
Fresh-Start adjustments                                                                      (67,853)
Extraordinary item - gain on forgiveness of debt                                             (11,545)
Depreciation and amortization                                              899                 1,341                 2,118
Provision for doubtful accounts                                            850                 1,492                 2,918
Loss on disposal of assets                                                 315                    --                    --
Management stock grant                                                      --                 2,228                    --
Change in operating assets and liabilities:
Customer receivables                                                      (133)                2,652                 2,949
Merchandise inventories                                                 (8,278)               (4,592)                7,923
Prepaid expenses and other current assets                               (1,876)                  552                   851
Other assets                                                              (154)                  (21)                  (22)
Accounts payable - trade                                                 4,149                 3,616                 5,880
Accrued liabilities                                                      1,907                 1,921                 3,715
                                                              ----------------      ----------------      ----------------
Net cash provided by (used in) operating activities                     (5,338)               (2,098)               12,658

Investing activities:
Purchase of property and equipment                                      (2,512)               (2,641)                 (351)
Proceeds from sale of assets                                               100                    --                    --
                                                              ----------------      ----------------      ----------------
Net cash used in investing activities                                   (2,412)               (2,641)                 (351)

Financing activities:
Net borrowings (repayments) under revolving credit facility             (4,934)              (11,397)                   --
Issuance of common stock                                                15,012                    --                    --
                                                              ----------------      ----------------      ----------------
Net cash provided by (used in) financing activities                     10,078               (11,397)

Increase (decrease) in cash                                              2,328               (16,136)               12,307

Cash at beginning of period                                              3,165                19,301                 7,322
                                                              ----------------      ----------------      ----------------
Cash at end of period                                         $          5,493      $          3,165      $         19,629
                                                              ================      ================      ================


Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest                                                      $            306      $          2,060      $          2,805
Income taxes                                                                --                    --                     6


See Notes to Financial Statements.

                             SAMUELS JEWELERS, INC.
        (FORMERLY KNOWN AS BARRY'S JEWELERS, INC., DEBTOR-IN-POSSESSION)
                          NOTES TO FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


1.    BASIS OF PRESENTATION

The accompanying unaudited financial statements of Samuels Jewelers, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The plan of reorganization, which became effective October 2, 1998, has materially changed the amounts reported in the accompanying financial statements, which give effect to adjustments to the carrying values of assets and liabilities as a consequence of the plan of reorganization. The results of operations and cash flows have been split into two periods. The first four months ended October 2, 1998 reflect operations prior to the emergence from Chapter 11 proceedings. The latest two months ended November 28, 1998 reflect operations after the emergence from Chapter 11 proceedings and reflect the effects of Fresh-Start Reporting (see note 2). As a result, the net income for the two months ended November 28, 1998 is not comparable with prior periods and is not combined with prior period net income for year-to-date totals due to non-comparability. The balance sheet at November 28, 1998 is also not comparable to prior periods.

The financial statements included herein do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation for the interim periods have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending May 29, 1999. For further information, refer to the financial statements and footnotes thereto included in the Barry's Jewelers, Inc. Annual Report on Form 10-K for the year ended May 30, 1998.

The Company changed its fiscal year end during 1998 from May 31 to the Saturday closest to May 31. The Company's fiscal month of September 1998 ended on October 3, 1998. This five-week period is referred to as the one month ended October 2, 1998 to conform with the effective date of the Company's plan of reorganization as any differences are deemed to be not significant. The two months ended November 28, 1998 consists of the eight weeks then ended, while the quarter ended November 30, 1997 consists of the three months then ended. The four months ended October 2, 1998 consist of the 18 weeks then ended.

Samuels Jewelers, Inc. is a chain of specialty retail jewelry stores generally located in regional shopping malls. The Company's stores offer fine jewelry items in a wide range of styles and prices, with a principal emphasis on diamond and gemstone jewelry. It operated 114 stores on November 28, 1998, and 128 stores on November 30, 1997.

The accompanying financial statements have been presented in accordance with Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" (Fresh Start Reporting).

2.   REORGANIZATION

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

On September 16, 1998, the Bankruptcy court entered an order (the "Confirmation Order") confirming the Company's Original Disclosure Statement and Plan of Reorganization, dated April 30, 1998, as Modified (as so modified and confirmed, the "Plan"). A copy of the Plan and the Confirmation Order are attached as Exhibits to the Company's Current Report on Form 8-K dated September 16, 1998. Please refer to such documents for more information.

The Plan was confirmed and became effective on October 2, 1998 (the "Effective Date"). The Company adopted the fresh start reporting requirements of Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" during the second quarter of fiscal 1999. In accordance with the fresh start reporting requirements, the reorganization value of the Company has been allocated to the Company's assets in conformity with the procedures specified by APB Opinion 16, Business Combinations. In addition the accumulated deficit of the Company was eliminated and its capital structure was revalued in accordance with the Plan. The Company has recorded the effects of the Plan and Fresh-Start Reporting as of October 2, 1998. The adjustment to eliminate the Company's accumulated deficit totaled $79.4 million of which $11.6 million was forgiveness of debt and the remaining $67.8 million was Fresh-Start adjustments.

The results of operations and cash flows for the four months ended October 2, 1998 include operations prior to the Company's emergence from Chapter 11 proceedings (referred to as "Predecessor Company") and the effects of Fresh-Start Reporting. The results of operations and cash flows for the two months ended November 28, 1998 include operations subsequent to the Company's emergence from Chapter 11 proceedings and reflect the effects of Fresh-Start Reporting. As a result, the net income for the two months ended November 28, 1998 is not comparable with prior periods and the net income for the year-to-date period ended November 28, 1998 is divided into Successor Company and Predecessor Company and is also not comparable with prior periods. In addition, the balance sheet as of November 28, 1998 is not comparable to prior periods for the reasons discussed above.

Under the plan, the Company issued 5,001,800 shares of the reorganized company stock. Of those shares 2,500,000 shares were issued to holders of Allowed Class 2 and Class 5 claims (secured and unsecured Claims of Bondholders), an additional 2,251,800 were sold to holders of Allowed Class 2 and Class 5 claims, and 250,000 shares were granted to executive officers of the reorganized company. Under the plan, the Company issued 263,158 Reorganized Company Warrants to the holders of Allowed Class 9 claims (claims of former holders of common stock of Barry's Jewelers, Inc.).

The Company's stock is traded on the Nasdaq OTC Bulletin Board under the symbol "SMJW".

The reorganized value of the Company's common equity of $47.1 million, was determined by the Company, with the assistance of financial advisors, by reliance on the Discounted Cash Flow method using the weighted average cost of capital. The reorganized value of the Company has been allocated to specific assets categories pursuant to Fresh-Start Reporting. Reorganization Value in Excess of Amounts Allocated to Identifiable Assets reflects the difference in the Company's stock valuation and the Company's net assets. The Company is amortizing the Reorganization Value in Excess of Amounts Allocated to Identifiable Assets over ten years.

3.   LIABILITIES SUBJECT TO COMPROMISE UNDER REORGANIZATION PROCEEDINGS

Liabilities subject to compromise under reorganization proceedings consisted of the following at May 30, 1998:

      Secured liabilities:                                     May 30, 1998
                                                               ------------
         Borrowings outstanding under
           Amended Revolving Credit Agreement                     $ 57,855
         Senior Secured Notes (includes interest payable
           of $3,073 accrued through the Petition Date)             53,073
         Other notes payable and capital lease obligations              88
                                                                  --------
                                                                   111,016

         Unsecured liabilities:
            Accounts payable trade                                   4,870
            Other accrued expenses                                  10,926
                                                                  --------
                                                                    15,796
                                                                  --------
                                                                  $126,812
                                                                  ========

In accordance with the Plan, these liabilities subject to compromise were resolved on the Effective Date.

4.   LONG-TERM DEBT

On October 2, 1998, the Company entered into a three year, $50,000,000 financing agreement with Foothill Capital Corporation as a lender and as agent for a lender group (the "Lenders"). The lenders will make revolving advances to the Company in amounts determined based on percentages of eligible accounts receivable and inventory. The annual rate of interest will be, at the Company's option, (i) 2.25% per annum over the Eurodollar rate or (ii) 0.5% per annum over the bank's prime rate, provided, however, that in no event will the applicable interest rate on any advance be less than 7% per annum. Upon the occurrence and during the continuation of any event of default under the financing agreement, all obligations will bear interest at a per annum rate equal to three percentage points above the otherwise applicable interest rate. As collateral for any and all obligations to the lenders under the financing agreement, the Company granted a first priority perfected security interest in and to substantially all of its owned or thereafter acquired assets, both tangible and intangible. The financing agreement contains quarterly covenants which include a minimum level of tangible net worth and a ratio of in-house credit sales to total merchandise sales. The financing agreement also gives the Company an option to reduce the maximum credit line to no less than $25,000,000 upon the sale of the Company's entire accounts receivable portfolio, provided, however, that such option will expire eighteen months from the date of closing of the financing agreement.

As of November 28, 1998, the Company had direct borrowings of $41,524,000 outstanding with additional credit available of approximately $8,476,000.

As of November 28, 1998, the Company was in compliance with all terms of the financing agreement.

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

OVERVIEW. The following discussion presents information about the financial condition, liquidity and capital resources, and results of operations of the Company and its predecessor as of and for the interim two month period ended November 28, 1998, the interim one month and four month periods ended October 2, 1998 and the six months and fiscal quarter ended November 30, 1997. This information should be read in conjunction with the audited consolidated financial statements and the notes thereto as reported on Barry's Jewelers, Inc. Annual Report on Form 10-K for the fiscal year ended May 30, 1998.

RESULTS OF OPERATIONS Net sales for the three months ended November 28, 1998, combining both the predecessor and successor companies, were $21.1 million, a decrease of 10.4%, from net sales of $23.6 million for the quarter ended November 30, 1997. Net sales for the combined six months were $41.1 million, a decrease of 10.4%, from net sales of $45.9 million for the six months ended November 30, 1997. The decrease was primarily the result of the closure of 16 stores since November 1997 and a decrease in comparable store sales. Comparable store sales (those open for the same period in both the current and preceding years), decreased by 4.1% from $21.8 million to $20.9 million for the three months ended November 28, 1998 and 3.8% from $42.1 million to $40.5 million for the six months ended November 28, 1998. The decrease in comparable store sales was primarily a result of changes in credit underwriting criteria to lessen the Company's reliance on credit sales and to attract a more creditworthy customer, increased sales resulting from a promotional markdown sale during fiscal 1997 used to liquidate aged merchandise, and temporary closure or relocation of approximately 18 stores late in the quarter as the Company began its major remodel and name change campaign.

Finance and credit insurance fees, on credit sales, for the combined three months ended November 28, 1998, were $2.4 million, a decrease of 9.3%, from the same three months in the prior year of $2.6 million. Finance and credit insurance fees, on credit sales for the combined six months ended November 28, 1998, were $5.0 million, a decrease of 10.9%, from the same six months in the prior year of $5.6 million. This decrease in finance and credit insurance fees resulted primarily from a decrease in the average total customer receivables outstanding during the six months ended November 28, 1998 of approximately $8.5 million compared to the six months ended November 28, 1997, offset somewhat by an improvement in finance charge yield from improved collections results. Average customer receivables were lower primarily because of the closure of stores, changes in credit underwriting and lower reliance on credit to generate sales.

Cost of goods sold, buying and occupancy expenses were $14.9 million for the combined three months ended November 28, 1998, a reduction of 10.9% from the prior year. Cost of goods sold, buying and occupancy expenses were $28.8 million for the combined six months ended November 28, 1998, a reduction of 11.4% from the prior year. Cost of goods sold, buying and occupancy expenses were 70.1% of net sales for the six months ended November 28, 1998 and 70.9% of net sales for the prior year period. The reduction in cost of goods sold, buying and occupancy expenses resulted primarily from slightly improved merchandise margins and a savings in occupancy expense due to closed stores and the relocation of the Company's headquarters.

Selling, general and administrative expenses were $10.8 million for the combined three months ended November 28, 1998, a decrease of 7.1% from the prior year. Selling, general and administrative expenses were $20.0 million for the combined six months ended November 28, 1998, a decrease of 9.5% from the prior year. The decrease in expenses resulted primarily from reductions in store payroll and from other reductions in expenses due to closed stores offset slightly by increased advertising expense due to earlier promotions for the holiday selling season in 1998. Selling, general and administrative expenses as a percentage of net sales were 48.7% for the six months ended November 28, 1998 and 48.1% for the six months ended November 30, 1997. The increase of .6% was a result of some fixed expenses being spread over a smaller store base.

The provision for doubtful accounts was $1.2 million for the combined three months ended November 28, 1998. This was a decrease of $.2 million, or 15.3% from the same three months in the prior year. The provision for doubtful accounts was $2.3 million for the combined six months ended November 28, 1998. This was a decrease of $.6 million, or 19.0% from the same six months in the prior year. The provision was approximately 5.6% and 6.4%, respectively, of net sales for the six months ended November 28, 1998 and November 30, 1997. The provision was approximately 10.1% and 10.6%, respectively, of net credit sales for the six months ended November 1998 and 1997. The decrease in the provision was primarily due to the closed stores, which had generated less creditworthy customer receivables, along with the continuing effects of changes in credit underwriting implemented by new management and lower reliance on credit to effect sales by targeting a more creditworthy customer.

Net interest expense was $1.2 million for the combined three months ended November 28, 1998, a decrease of $1.8 million, or 60.0% from the prior year quarter. Net interest expense was $2.9 million for the combined six months ended November 28, 1998, a decrease of $3.2 million, or 52.2% from the same six months in the prior year. The decrease was due partially to interest associated with the Company's Senior Secured Notes, which was accrued during the six months ended November 30, 1997 but was not accrued during the six months ended November 28, 1998 (in accordance with SOP 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code") as such interest was not allowed under the Company's plan of reorganization. The Company also entered into a new financing agreement on October 2, 1998, which resulted in reduced amounts outstanding as well as a lower rate of interest on amounts outstanding during the months of October and November (see Notes 2 and 3).

Reorganization costs consist primarily of professional fees directly related to the Chapter 11 filing which are expensed as incurred and the grant of stock to management as part of the plan of reorganization, offset by interest earned on accumulated cash during the pendency of the Chapter 11 filing.

                               FINANCIAL CONDITION

CREDIT PROGRAM. The Company offers its merchandise sales on in-house credit to qualified customers. The Company's policy is to attempt to obtain a cash down payment on credit sales, with monthly payments established such that the payment of the credit balance will occur, generally, over a period ranging from 24 to 36 months. The Company's customer receivables are revolving charge accounts. As of November 28, 1998, the aggregate customer receivables balance was $48.4 million. As of November 30, 1997, the aggregate customer receivables balance was $55.7 million.

INVENTORY. At November 28, 1998, inventories (not including consignment inventory of approximately $38.1 million) were approximately $34.8 million, an increase of approximately $7.8 million (net of a Fresh-Start Reporting adjustment of $5.1 million) from $27.0 million at May 31, 1998. This increase is due to merchandise purchased in preparation for the holiday season. At November 28, 1998, the Company's inventory reserves totaled $.7 million.

LIABILITIES SUBJECT TO COMPROMISE UNDER REORGANIZATION PROCEEDINGS. As discussed in the notes to the financial statements, the Company's Plan of Reorganization was approved and became effective on October 2, 1998. Under Chapter 11, actions to enforce certain claims against the Company are stayed if the claims arose, or are based on events that occurred on or before the Petition Date. As a result such pre-Petition Date claims and other claims were compromised as set forth in the Plan and the Confirmation Order, and the Company incurred the material new obligations set forth in the Plan.

                         LIQUIDITY AND CAPITAL RESOURCES

GENERAL. The Company's operations require working capital to fund the purchase of inventory and normal operating expenses. The seasonality of the Company's business requires a significant build-up of inventory for the Christmas holiday selling period. These seasonal inventory needs generally must be funded during the late summer and fall months because of the necessary lead-time to obtain additional inventory. Additionally, the heavy holiday selling period leads to a seasonal build-up of customer receivables that must be funded during the winter and spring months.

The Company reported cash flow used in operating activities of approximately $7.4 million for the six months ended November 28, 1998, combining both the predecessor and successor companies, as compared to cash flow provided by operating activities of approximately $12.7 million for the comparable period last year. The change in cash flow from operating activities is primarily due to an increase of $12.9 million in inventory during the current year as compared to a $7.9 million decrease in inventory resulting primarily from liquidation of aged merchandise and the Company's inability to obtain new merchandise due to the bankruptcy filing during the prior year. Additionally, the Company acquired $5.2 million in new property and equipment during the six months consisting mostly of computer equipment associated with the Company's new merchandise and financial systems and leasehold improvements associated with remodeling of stores, and the Company's new headquarters. The Company made net repayments of $16.3 million under its revolving credit facility and received $15.0 million for the issuance of new stock.

As of November 28, 1998, the Company had $5.5 million of cash and cash equivalents. At May 30, 1998, the Company had $19.3 million of cash and cash equivalents as a result of the Chapter 11 filing and the prohibition on payments of prepetition debt. At November 28, 1998, $2.0 million of the Company's cash and cash equivalents were restricted pursuant to the terms of the Trade DIP Financing Agreement.

                             FINANCING TRANSACTIONS

On October 2, 1998, the Company entered into a three year, $50,000,000 financing agreement with Foothill Capital Corporation as a lender and as agent for a lender group (the "Lenders"). The Lenders will make revolving advances to the Company in amounts determined based on percentages of eligible accounts receivable and inventory. The annual rate of interest will be, at the Company's option, (i) 2.25% per annum over the Eurodollar rate or (ii) 0.5% per annum over the bank's prime rate, provided, however, that in no event will the applicable interest rate on any advance be less than 7% per annum. Upon occurrence and during the continuation of any event of default under the financing agreement, all obligations will bear interest at a per annum rate equal to three percentage points above the otherwise applicable interest rate. As collateral for any and all obligations to the lenders under the financing agreement, the Company granted a first priority perfected security interest in and to substantially all of its owned or thereafter acquired assets, both tangible and intangible. The financing agreement contains quarterly covenants which include a minimum level of tangible net worth and a ratio of in-house credit sales to total merchandise sales. The financing agreement also gives the Company an option to reduce the maximum credit line to no less than $25,000,000 upon the sale of the Company's entire accounts receivable portfolio, provided, however, that such option will expire eighteen months from the date of closing of the financing agreement.

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

The Company has obtained and is in the process of implementing a new integrated management information system that includes a system processor and operating system, applications software, point of sale hardware and additional microcomputers. The year 2000 issue was addressed during the planning process, and all new system technology is expected to be year 2000 compliant. The Company expects to spend approximately $3.2 million representing $1.2 million of new hardware and $2.0 million of new software on this project. Through November 1998, approximately $3.0 million had already been incurred.

The Company has no current intention to replace its customer accounts receivable system, which is not year 2000 compliant. However, it is planning to outsource the billing and collection functions. The Company is currently exploring the feasibility of licensing other existing collection systems should the Company be unable to outsource the billing and collections functions by the year 2000. The Company expects that remaining needs will be addressed before the end of 1999 and believes that the year 2000 issue will not pose significant operational problems or result in costs that would have a material adverse impact on its financial condition or results of operations.

The Company also relies, directly and indirectly, on external systems of business enterprises such as customers, suppliers, creditors and financial organizations, and government entities, for accurate exchange of data. The Company is in the process of communicating with its significant suppliers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failures to remediate their own year 2000 issues. Even if the Company's internal systems are not materially affected by the year 2000 issue, it possibly could be affected through disruptions in the operations of the parties with which it interacts.

Therefore, despite the Company's efforts to address the year 2000 impact on its internal systems and business operations, there can be no assurance that such impact will not result in a material disruption of its business or have a material adverse effect on its business, financial condition or results of operations.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Although the Company may be from time to time involved in various legal proceedings of a character normally incident to the ordinary course of its businesses, the Company believes that potential liability in any such pending or threatened proceedings would not have a material adverse effect on the financial condition or results of operations of the Company. The Company maintains liability insurance to cover some, but not all, potential liabilities normally incident to the ordinary course of its businesses as well as other insurance coverage customary in its business, with such coverage limits as management deems prudent.

Item 2.  Changes in Securities

              Not Applicable

Item 3.  Defaults Upon Senior Securities

              Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         (a) The Annual Meeting of Stockholders of the Company was held on November 3, 1998 (the "Annual Meeting"). Proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

         (b) At the Annual Meeting, David Barr, David J. Breazzano, Ken D'Amato, David H. Eisenberg, E. Peter Healey, Randy N. McCullough and Jerry Winston were elected to serve until the 1999 annual meeting of stockholders.

         (c) At the Annual Meeting, holders of shares of the Company's Common Stock elected the above seven directors with 4,974,950 votes cast for each director and 26,850 votes abstaining for each director.

         At the Annual Meeting, the stockholders voted on and approved proposals to approve the Company's 1998 Stock Option Plan, the Company's 1998 Stock Option Plan for Non-Employee Directors and the Company's Employee Stock Purchase Plan. Holders of 4,974,950 shares voted for, and holders of 26,850 abstained from voting on, such proposals.

Item 5.  Other Information

              Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

         (c)  Exhibits:

              Exhibit           Description
              -------           -----------
                27.1            Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SAMUELS JEWELERS, INC.



         January 15, 1999              By:  /s/ Randy N. McCullough
                                            ---------------------------------
                                                    Randy N. McCullough
                                        President and Chief Executive Officer
                                               (Principal Executive Officer)


         January 15, 1999              By:  /s/ E. Peter Healey
                                            ---------------------------------
                                                    E. Peter Healey
                                              Executive Vice President and
                                                 Chief Financial Officer
                                              (Principal Financial Officer)



         January 15, 1999              By:  /s/ Robert J. Herman
                                            ---------------------------------
                                                     Robert J. Herman
                                              Vice President and Controller
                                              (Principal Accounting Officer)

                                  EXHIBIT INDEX


              Exhibit           Description
              -------           -----------
                27.1            Financial Data Schedule