Form 10-Q/A
period 1998-11-28
SAMUELS JEWELERS INC
filed 1999-04-19
CIK 790360

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q/A

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

Item 1.
Part I

                             SAMUELS JEWELERS, INC.
        (FORMERLY KNOWN AS BARRY'S JEWELERS, INC., DEBTOR-IN-POSSESSION)
                                 BALANCE SHEETS
                             (Dollars in Thousands)



                                                                        (As Restated,
                                                                         See note 5)
                                                                         Successor Co.     Predecessor Co.
                                                                          November 28,       May 30,
                                                                              1998            1998
                                                                          ------------     ------------
                                                                          (unaudited)
                                Assets

Current assets:
Cash and cash equivalents                                                 $      5,493     $     19,301
Customer receivables, net of allowance for doubtful accounts of
   $5,218 at November 28, 1998, and $7,099 at May 30, 1998                      43,215           48,076
Merchandise inventories                                                         34,807           26,993
Prepaid expenses and other current assets                                        1,957            1,569
                                                                          ------------     ------------
Total current assets                                                            85,472           95,939

Property and equipment:
Leasehold improvements, furniture and fixtures                                  11,864           17,824
Computers and equipment                                                          3,900            5,724
                                                                          ------------     ------------
                                                                                15,764           23,548
Less: accumulated depreciation                                                     597           10,250
                                                                          ------------     ------------
Net property and equipment                                                      15,167           13,298

Other assets                                                                       637            1,495
Reorganization value in excess of amounts allocated to
   identifiable assets, net                                                     17,393               --
                                                                          ------------     ------------

Total assets                                                              $    118,669     $    110,732
                                                                          ============     ============


           Liabilities and Shareholders' Equity (Deficiency)
Current liabilities:
Accounts payable - trade                                                  $     16,851     $      9,086
Other accrued liabilities                                                       17,147            9,698
                                                                          ------------     ------------
Total current liabilities                                                       33,998           18,784

Liabilities subject to compromise under reorganization proceedings                  --          126,812
Long-term debt                                                                  41,524               --

Shareholders' equity (deficiency):
Common stock; no par value; authorized 8,000,000 shares; issued
   and outstanding, 4,029,372 shares at May 30, 1998                                --           33,247
Common stock; $.001 par value; authorized 20,000,000 shares;
   issued and outstanding, 5,001,800 shares at November 28, 1998                     5               --
Additional paid in capital                                                      47,095               --
Notes receivable                                                                  (936)              --
Accumulated deficit                                                             (3,017)         (68,111)
                                                                          ------------     ------------
Total shareholders' equity (deficiency)                                         43,147          (34,864)

Total liabilities and shareholders' equity (deficiency)                   $    118,669     $    110,732
                                                                          ============     ============



See Notes to Financial Statements.

                            SAMUELS JEWELERS, INC.,
        (FORMERLY KNOWN AS BARRY'S JEWELERS, INC., DEBTOR-IN-POSSESSION)
                            STATEMENTS OF OPERATIONS
                  (Dollars in Thousands, Except Per Share Data)



                                                                        (As Restated,
                                                                         See note 5)
                                                      Successor Co.     Predecessor Co.    Predecessor Co.
                                                        Two Months         One Month        Three Months
                                                          Ended              Ended              Ended
                                                       November 28,        October 2,        November 30,
                                                          1998               1998               1997
                                                      --------------     --------------     --------------
                                                        (unaudited)       (unaudited)         (unaudited)

Net sales                                             $       13,595     $        7,546     $       23,585
Finance and credit insurance fees                              1,565                813              2,622
                                                      --------------     --------------     --------------
                                                              15,160              8,359             26,207

Costs and expenses:
Cost of goods sold, buying and occupancy                       9,726              5,135             16,681
Selling, general and administrative expenses                   7,051              3,735             11,609
Provision for doubtful accounts                                  850                356              1,425
                                                      --------------     --------------     --------------
                                                              17,627              9,226             29,715

Operating loss                                                (2,467)              (867)            (3,508)
Interest expense, net                                            550                643              2,979
                                                      --------------     --------------     --------------

Loss before reorganization items, income
   taxes and extraordinary item                               (3,017)            (1,510)            (6,487)
Reorganization items:
  Fresh-Start adjustments                                         --            (66,042)                --
  Reorganization costs                                            --              2,628                447
                                                      --------------     --------------     --------------

Income (loss) before income taxes and
    extraordinary item                                        (3,017)            61,904             (6,934)
Income taxes                                                      --                 --                 --
                                                      --------------     --------------     --------------
Net income (loss) before extraordinary item                   (3,017)            61,904             (6,934)

Gain on forgiveness of debt                                       --            (11,545)                --

Net income (loss)                                     $       (3,017)    $       73,449     $       (6,934)
                                                      ==============     ==============     ==============

Basic and diluted loss per share(a)                   $         (.60)               n/a                n/a
                                                      ==============     ==============     ==============

Weighted-average number of common shares
     Outstanding(a)                                        5,001,800                n/a                n/a
                                                      ==============     ==============     ==============


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



                                                                      (As Restated,
                                                                       See note 5)
                                                      Successor Co.   Predecessor Co.  Predecessor Co.
                                                      Two Months       Four Months      Six Months
                                                         Ended            Ended           Ended
                                                      November 28,      October 2,      November 30,
                                                          1998             1998             1997
                                                      ------------     ------------     ------------
                                                       (unaudited)      (unaudited)       (unaudited)

Net sales                                             $     13,595     $     27,494     $     45,873
Finance and credit insurance fees                            1,565            3,397            5,569
                                                      ------------     ------------     ------------
                                                            15,160           30,891           51,442

Costs and expenses:
Cost of goods sold, buying and occupancy                     9,726           19,091           32,541
Selling, general and administrative expenses                 7,051           12,980           22,103
Provision for doubtful accounts                                850            1,492            2,918
                                                      ------------     ------------     ------------
                                                            17,627           33,563           57,562

Operating loss                                              (2,467)          (2,672)          (6,120)
Interest expense, net                                          550            2,367            6,097
                                                      ------------     ------------     ------------

Loss before reorganization items, income
   taxes and extraordinary item                             (3,017)          (5,039)         (12,217)
Reorganization items:
   Fresh-Start adjustments                                      --          (66,042)              --
   Reorganization costs                                         --            4,437            1,457
                                                      ------------     ------------     ------------

Income (loss) before income taxes and
    extraordinary item                                      (3,017)          56,566          (13,674)
Income taxes                                                    --               --               --
                                                      ------------     ------------     ------------
Net income (loss) before extraordinary item                 (3,017)          56,566          (13,674)

Gain on forgiveness of debt                                     --          (11,545)              --
                                                      ------------     ------------     ------------

Net income (loss)                                     $     (3,017)    $     68,111     $    (13,674)
                                                      ============     ============     ============


Basic and diluted loss per share (a)                  $       (.60)             n/a              n/a
                                                      ============     ============     ============

Weighted-average number of common shares
     Outstanding (a)                                     5,001,800              n/a              n/a
                                                      ============     ============     ============


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

See Notes to Financial Statements.

                             SAMUELS JEWELERS, INC.
        (FORMERLY KNOWN AS BARRY'S JEWELERS, INC., DEBTOR-IN-POSSESSION)
                            STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)



                                                                                    (As Restated,
                                                                                     See note 5)
                                                                    Successor Co.   Predecessor Co.    Predecessor Co.
                                                                     Two Months      Four Months        Six Months
                                                                        Ended           Ended              Ended
                                                                     November 28,     October 2,        November 30,
                                                                         1998            1998               1997
                                                                     ------------    --------------    ---------------
                                                                      (unaudited)      (unaudited)           (unaudited)

Operating activities:
Net income (loss)                                                    $     (3,017)    $     68,111     $    (13,674)
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
Fresh-Start adjustments                                                        --          (66,042)              --
Extraordinary item - gain on forgiveness of debt                               --          (11,545)              --
Depreciation and amortization                                                 899            1,341            2,118
Provision for doubtful accounts                                               850            1,492            2,918
Loss on disposal of assets                                                    315               --               --
Management stock grant                                                         --              417               --
Change in operating assets and liabilities:
Customer receivables                                                         (133)           2,652            2,949
Merchandise inventories                                                    (8,278)          (4,592)           7,923
Prepaid expenses and other current assets                                    (940)             552              851
Other assets                                                                 (154)             (21)             (22)
Accounts payable - trade                                                    4,149            3,616            5,880
Accrued liabilities                                                         1,907            1,921            3,715
                                                                     ------------     ------------     ------------
Net cash provided by (used in) operating activities                        (4,402)          (2,098)          12,658

Investing activities:
Purchase of property and equipment                                         (2,512)          (2,641)            (351)
Proceeds from sale of assets                                                  100               --               --
                                                                     ------------     ------------     ------------
Net cash used in investing activities                                      (2,412)          (2,641)            (351)

Financing activities:
Net borrowings (repayments) under revolving credit facility                (4,934)         (11,397)              --
Notes receivable                                                             (936)              --               --
Issuance of common stock                                                   15,012               --               --
                                                                     ------------     ------------     ------------
Net cash provided by (used in) financing activities                         9,142          (11,397)

Increase (decrease) in cash                                                 2,328          (16,136)          12,307

Cash at beginning of period                                                 3,165           19,301            7,322
                                                                     ============     ============     ============
Cash at end of period                                                $      5,493     $      3,165     $     19,629
                                                                     ============     ============     ============


Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest                                                             $        306     $      2,060     $      2,805
Income taxes                                                                   --               --                6


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

The Plan was confirmed and became effective on October 2, 1998 (the "Effective Date"). The Company adopted the fresh start reporting requirements of Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" during the second quarter of fiscal 1999. In accordance with the fresh start reporting requirements, the reorganization value of the Company has been allocated to the Company's assets in conformity with the procedures specified by APB Opinion 16, Business Combinations. In addition the accumulated deficit of the Company was eliminated and its capital structure was revalued in accordance with the Plan. The Company has recorded the effects of the Plan and Fresh-Start Reporting as of October 2, 1998. The adjustment to eliminate the Company's accumulated deficit totaled $77.6 million of which $11.6 million was forgiveness of debt and the remaining $66.0 million was Fresh-Start adjustments.

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

3.   LIABILITIES SUBJECT TO COMPROMISE UNDER REORGANIZATION PROCEEDINGS

  Liabilities subject to compromise under reorganization proceedings consisted of the following at May 30, 1998:



Secured liabilities:                                             May 30, 1998
                                                                -------------
Borrowings outstanding under
     Amended Revolving Credit Agreement                         $      57,855
Senior Secured Notes (includes interest payable
     of $3,073 accrued through the Petition Date)                      53,073
Other notes payable and capital lease obligations                          88
                                                                -------------
                                                                      111,016
Unsecured liabilities:
      Accounts payable trade                                            4,870
      Other accrued expenses                                           10,926
                                                                -------------
                                                                       15,796
                                                                -------------
                                                                $     126,812
                                                                =============

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

5.   RESTATEMENT

Subsequent to the issuance of the Company's Report on Form 10-Q for the period ended November 28, 1998, the Company's management determined that compensation expenses related to restricted stock grants and tax note bonuses, issued upon confirmation of the Plan of Reorganization, recorded in the one and four month periods ended October 2, 1998 should be adjusted and expensed over their vesting term (in accordance with Accounting Principles Board Opinion No. 25). Approximately $1.8 million of expense relating to this grant was reversed from reorganization expense and fresh-start entries were appropriately adjusted. In addition, notes receivable associated with the grants were reclassified from other current assets to notes receivable (contra-equity) as reflected in the balance sheet as of November 28, 1998.


A summary of the changes to account balances is outlined in the table below.



                                                                As Originally         As Restated
                                                                    Stated
                                                               -----------------     --------------
Balance Sheet as of November 28, 1998
Prepaid expenses and other current assets                                 2,893              1,957
Reorganization value in excess of amounts allocated to
   Identifiable assets, net                                              18,329             17,393
Other accrued liabilities                                                18,083             17,147
Notes receivable                                                             --               (936)

Statement of Operations for the One Month Ended
October 2, 1998
Fresh -Start adjustments                                                (67,853)           (66,042)
Reorganization costs                                                      4,439              2,628

Statement of Operations for the Four Months Ended
October 2, 1998
Fresh -Start adjustments                                                (67,853)           (66,042)
Reorganization costs                                                      6,248              4,437


                                                                As Originally         As Restated
                                                                    Stated
                                                               -----------------     --------------
Statement of Cash Flow for the Four Months Ended
October 2, 1998
Fresh-Start adjustments                                                 (67,853)           (66,042)
Management stock grant                                                    2,228                417


Statement of Cash Flow for the Two Months Ended
November 28, 1998
Prepaid expenses and other current assets                                (1,876)              (940)
Notes receivable                                                             --               (936)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         SAMUELS JEWELERS, INC.



         April 13, 1999                  By: /s/ Randy N. McCullough
                                            ------------------------------------
                                                 Randy N. McCullough
                                           President and Chief Executive Officer
                                             (Principal Executive Officer)


          April 13, 1999                 By: /s/ E. Peter Healey
                                            ------------------------------------
                                                 E. Peter Healey
                                            Executive Vice President and
                                              Chief Financial Officer
                                           (Principal Financial Officer)



         April 13, 1999                  By: /s/ Robert J. Herman
                                            ------------------------------------
                                                 Robert J. Herman
                                            Vice President and Controller
                                            (Principal Accounting Officer)