Form 10-Q
period 1999-02-27
SAMUELS JEWELERS INC
filed 1999-04-19
CIK 790360

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT to SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 27, 1999. Commission File Number 0-15017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES. [X] NO. [ ]


As of April 12, 1999, the issuer had a total of 5,001,800 shares of common stock outstanding.


Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution under a plan confirmed by a court. [X] Yes. [ ] No.

                             SAMUELS JEWELERS, INC.

                                   FORM 10-Q

                                     INDEX




                                                                                                          PAGES
         PART I            FINANCIAL INFORMATION

                           ITEM 1.  Financial Statements
                                    Balance Sheets                                                             1

                                    Statements of Operations                                                   2

                                    Statements of Cash Flows                                                   4

                                    Notes to Financial Statements                                              5


                           ITEM 2.  Management's Discussion and Analysis of Financial Condition
                                    and Results of Operations                                                  8


         PART II           OTHER INFORMATION

                           ITEM 1.  Legal Proceedings                                                         13

                           ITEM 2.  Changes in Securities                                                     13

                           ITEM 3.  Defaults Upon Senior Securities                                           13

                           ITEM 4.  Submission of Matters to a Vote of Security Holders                       13

                           ITEM 5.  Other Information                                                         13

                           ITEM 6.  Exhibits and Reports on Form 8-K                                          13

Item 1.
Part I
                             SAMUELS JEWELERS, INC.
        (FORMERLY KNOWN AS BARRY'S JEWELERS, INC., DEBTOR-IN-POSSESSION)
                                 BALANCE SHEETS
                             (Dollars in Thousands)


                                                                                    Successor Co.         Predecessor Co.
                                                                                    February 27,              May 30,
                                                                                        1999                   1998
                                                                                    -------------         ---------------
                                                                                     (unaudited)
                                Assets
Current assets:
Cash and cash equivalents                                                             $   1,416             $  19,301
Customer receivables, net of allowance for doubtful accounts of
   $5,593 at February 27, 1999, and $7,099 at May 30, 1998                               47,954                48,076
Merchandise inventories                                                                  34,489                26,993
Prepaid expenses and other current assets                                                   617                 1,569
                                                                                      ---------             ---------
Total current assets                                                                     84,476                95,939

Property and equipment:
Leasehold improvements, furniture and fixtures                                           13,187                17,824
Computers and equipment                                                                   4,523                 5,724
                                                                                      ---------             ---------
                                                                                         17,710                23,548
Less: accumulated depreciation                                                            1,464                10,250
                                                                                      ---------             ---------
Net property and equipment                                                               16,246                13,298

Other assets                                                                                640                 1,495
Reorganization value in excess of amounts allocated to
   identifiable assets, net                                                              16,953                    --
                                                                                      ---------             ---------

Total assets                                                                          $ 118,315             $ 110,732
                                                                                      =========             =========
           Liabilities and Shareholders' Equity (Deficiency)
Current liabilities:
Accounts payable - trade                                                              $  16,105             $   9,086
Other accrued liabilities                                                                13,052                 9,698
                                                                                      ---------             ---------
Total current liabilities                                                                29,157                18,784

Liabilities subject to compromise under reorganization proceedings                           --               126,812
Long-term debt                                                                           42,086                    --

Shareholders' equity (deficiency):
Common stock; no par value; authorized 8,000,000 shares; issued
   and outstanding, 4,029,372 shares at May 30, 1998                                         --                33,247
Common stock; $.001 par value; authorized 20,000,000 shares;
   issued and outstanding, 5,001,800 shares at February 27, 1999                              5                    --
Additional paid in capital                                                               47,095
Notes receivable                                                                           (856)                   --
Accumulated deficit                                                                         828               (68,111)
                                                                                      ---------             ---------
Total shareholders' equity (deficiency)                                                  47,072               (34,864)

Total liabilities and shareholders' equity (deficiency)                               $ 118,315             $ 110,732
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




                                                                             Successor Co.         Predecessor Co.
                                                                             Three Months           Three Months
                                                                                Ended                  Ended
                                                                              February 27,           February 28,
                                                                                  1999                   1998
                                                                              ------------         ---------------
                                                                               (unaudited)            (unaudited)

Net sales                                                                      $   44,429            $    44,662
Finance and credit insurance fees                                                   2,531                  3,020
                                                                               ----------            -----------
                                                                                   46,960                 47,682

Costs and expenses:
Cost of goods sold, buying and occupancy                                           26,607                 26,864
Selling, general and administrative expenses                                       13,697                 14,082
Provision for doubtful accounts                                                     1,981                  2,568
                                                                               ----------            -----------
                                                                                   42,285                 43,514

Operating income                                                                    4,675                  4,168
Interest expense, net                                                                 830                  2,930
                                                                               ----------            -----------

Income before reorganization costs                                                  3,845                  1,238
Reorganization costs                                                                   --                  2,075
                                                                               ----------            -----------


Net income (loss)                                                              $    3,845            $      (837)
                                                                               ==========            ===========

Basic and diluted income per share (a)                                         $      .77                    n/a
                                                                               ==========            ===========
Weighted-average number of common shares
        outstanding (a)                                                         5,001,800                    n/a
                                                                               ==========            ===========


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




                                                   Successor Co.    Predecessor Co.     Predecessor Co.
                                                    Five Months       Four Months         Nine Months
                                                       Ended             Ended              Ended
                                                    February 27,       October 2,         February 28,
                                                        1999              1998               1998
                                                   -------------    ---------------     ---------------
                                                    (unaudited)       (unaudited)         (unaudited)

 Net sales                                           $   58,024        $   27,494         $   90,535
 Finance and credit insurance fees                        4,096             3,397              8,589
                                                     ----------        ----------         ----------
                                                         62,120            30,891             99,124

 Costs and expenses:
 Cost of goods sold, buying and occupancy                36,333            19,091             59,405
 Selling, general and administrative expenses            20,748            12,980             36,185
 Provision for doubtful accounts                          2,831             1,492              5,486
                                                     ----------        ----------         ----------
                                                         59,912            33,563            101,076

 Operating income (loss)                                  2,208            (2,672)            (1,952)
 Interest expense, net                                    1,380             2,367              9,027
                                                     ----------        ----------         ----------

 Income (loss) before reorganization items,
    income taxes and extraordinary item                     828            (5,039)           (10,979)
 Reorganization items:
    Fresh-Start adjustments                                  --           (66,042)                --
    Reorganization costs                                     --             4,437              3,532
                                                     ----------        ----------         ----------

 Income (loss) before income taxes and
     extraordinary item                                     828            56,566            (14,511)
 Income taxes                                                --                --                 --
                                                     ----------        ----------         ----------
 Net income (loss) before extraordinary item                828            56,566            (14,511)

 Gain on forgiveness of debt                                 --           (11,545)                --
                                                     ----------        ----------         ----------

 Net income (loss)                                   $      828        $   68,111         ($  14,511)
                                                     ==========        ==========         ==========

 Basic and diluted loss per share (a)                $      .17               n/a                n/a
                                                     ==========        ==========         ==========

 Weighted-average number of common shares
         Outstanding (a)                              5,001,800               n/a                n/a
                                                     ==========        ==========         ==========


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

See Notes to Financial Statements.

                             SAMUELS JEWELERS, INC.
        (FORMERLY KNOWN AS BARRY'S JEWELERS, INC., DEBTOR-IN-POSSESSION)
                            STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)


                                                                                Successor Co.   Predecessor Co.   Predecessor Co.
                                                                                 Five Months      Four Months       Nine Months
                                                                                    Ended            Ended             Ended
                                                                                 February 27,      October 2,       February 28,
                                                                                     1999             1998              1998
                                                                                -------------   ---------------   ---------------
                                                                                 (unaudited)      (unaudited)       (unaudited)
 Operating activities:
 Net income (loss)                                                                $     828         $  68,111         ($ 14,511)
 Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
 Fresh-Start adjustments                                                                 --           (66,042)               --
 Extraordinary item - gain on forgiveness of debt                                        --           (11,545)               --
 Depreciation and amortization                                                        2,206             1,341             3,180
 Provision for doubtful accounts                                                      2,831             1,492             5,486
 Loss on disposal of assets                                                             315                --               186
 Management stock grant                                                                  --               417                --
 Notes receivable
 Change in operating assets and liabilities:
 Customer receivables                                                                (6,853)            2,652            (4,142)
 Merchandise inventories                                                             (7,960)           (4,592)           16,140
 Prepaid expenses and other current assets                                              400               552               636
 Other assets                                                                          (157)              (21)              (22)
 Accounts payable - trade                                                             3,403             3,616             4,431
 Accrued liabilities                                                                 (2,188)            1,921             4,517
                                                                                  ---------         ---------         ---------
 Net cash provided by (used in) operating activities                                 (7,175)           (2,098)           15,901

 Investing activities:
 Purchase of property and equipment                                                  (4,458)           (2,641)             (974)
 Proceeds from sale of assets                                                           100                --                --
                                                                                  ---------         ---------         ---------
 Net cash used in investing activities                                               (4,358)           (2,641)             (974)

 Financing activities:
 Net borrowings (repayments) under revolving credit facility                         (4,372)          (11,397)               --
 Notes receivable                                                                      (856)               --                --
 Issuance of common stock                                                            15,012                --                --
                                                                                  ---------         ---------         ---------
 Net cash provided by (used in) financing activities                                  9,784           (11,397)               --

 Increase (decrease) in cash                                                         (1,749)          (16,136)           14,927

 Cash at beginning of period                                                          3,165            19,301             7,322
                                                                                  ---------         ---------         ---------
 Cash at end of period                                                            $   1,416         $   3,165         $  22,249
                                                                                  =========         =========         =========

 Supplemental disclosure of cash flow information: Cash paid during the period for:
 Interest                                                                         $   1,134         $   2,060         $   4,237
 Income taxes                                                                            --                --                --


See Notes to Financial Statements.

                             SAMUELS JEWELERS, INC.
        (FORMERLY KNOWN AS BARRY'S JEWELERS, INC., DEBTOR-IN-POSSESSION)
                         NOTES TO FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements of Samuels Jewelers, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The plan of reorganization, which became effective October 2, 1998, has materially changed the amounts reported in the accompanying financial statements, which give effect to adjustments to the carrying values of assets and liabilities as a consequence of the plan of reorganization. The results of operations and cash flows have been split into two periods. The first four months ended October 2, 1998 reflect operations prior to the emergence from Chapter 11 proceedings. The latest five months ended February 27, 1999 reflect operations after the emergence from Chapter 11 proceedings and reflect the effects of Fresh-Start Reporting (see note 2). As a result, the net income for the five months ended February 27, 1999 is not comparable with prior periods and is not combined with prior period net income for year-to-date totals due to non-comparability. The balance sheet at February 27, 1999 is also not comparable to prior periods.

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

The Company changed its fiscal year end during 1998 from May 31 to the Saturday closest to May 31. The Company's fiscal month of September 1998 ended on October 3, 1998. This eighteen-week period is referred to as the four months ended October 2, 1998 to conform with the effective date of the Company's plan of reorganization as any differences are deemed to be not significant. The three months ended February 27, 1999 consists of the thirteen weeks then ended, while the quarter ended February 28, 1998 consists of the three months then ended.

Samuels Jewelers, Inc. is a chain of specialty retail jewelry stores generally located in regional shopping malls. The Company's stores offer fine jewelry items in a wide range of styles and prices, with a principal emphasis on diamond and gemstone jewelry. It operated 111 stores on February 27, 1999, and 125 stores on February 28, 1998.

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

The results of operations and cash flows for the four months ended October 2, 1998 include operations prior to the Company's emergence from Chapter 11 proceedings (referred to as "Predecessor Company") and the effects of Fresh-Start Reporting. The results of operations and cash flows for the four months ended February 27, 1999 include operations subsequent to the Company's emergence from Chapter 11 proceedings and reflect the effects of Fresh-Start Reporting. As a result, the net income for the four months ended February 27, 1999 is not comparable with prior periods and the net income for the year-to-date period ended February 27, 1999 is divided into Successor Company and Predecessor Company and is also not comparable with prior periods. In addition, the balance sheet as of February 27, 1999 is not comparable to prior periods for the reasons discussed above.

Under the plan, the Company issued 5,001,800 shares of the reorganized company stock. Of those shares 2,500,000 shares were issued to holders of Allowed Class 2 and Class 5 claims (secured and unsecured Claims of Bondholders), an additional 2,251,800 were sold to holders of Allowed Class 2 and Class 5 claims, and 250,000 shares were granted to executive officers of the reorganized company. Under the plan, the Company issued 263,158 Reorganized Company Warrants to the holders of Allowed Class 9 claims (claims of former holders of common stock of Barry's Jewelers, Inc.) which are exercisable at rates outlined in the Company's Plan of Reorganization.

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


3.  LIABILITIES SUBJECT TO COMPROMISE UNDER REORGANIZATION PROCEEDINGS

Liabilities subject to compromise under reorganization proceedings consisted of the following at May 30, 1998:

Secured liabilities:                                               May  30, 1998
                                                                   -------------
         Borrowings outstanding under
              Amended Revolving Credit Agreement                    $   57,855
         Senior Secured Notes (includes interest payable
              of $3,073 accrued through the Petition Date)              53,073
         Other notes payable and capital lease obligations                  88
                                                                    ----------

                                                                       111,016

         Unsecured liabilities:
               Accounts payable trade                                    4,870
               Other accrued expenses                                   10,926
                                                                    ----------

                                                                        15,796
                                                                    ----------

                                                                    $  126,812
                                                                    ==========

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

As of February 27, 1999, the Company had direct borrowings of $42,086,000 outstanding with additional credit available of approximately $7,914,000.

As of February 27, 1999, the Company was in compliance with all terms of the financing agreement.

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

OVERVIEW. The following discussion presents information about the financial condition, liquidity and capital resources, and results of operations of the Company and its predecessor as of and for the interim three and five month periods ended February 27, 1999, the interim four month period ended October 2, 1998 and the nine months and fiscal quarter ended February 28, 1998. This information should be read in conjunction with the audited consolidated financial statements and the notes thereto as reported on Barry's Jewelers, Inc. Annual Report on Form 10-K for the fiscal year ended May 30, 1998.

RESULTS OF OPERATIONS

THREE MONTHS ENDED FEBRUARY 27, 1999 COMPARED TO THE THREE MONTHS ENDED FEBRUARY 28, 1998

Net sales for the three months ended February 27, 1999, were $44.4 million, a decrease of 0.7% or $0.3 million, as compared to the predecessor company's net sales of $44.7 million for the three months ended February 28, 1998. The decrease in total store sales was primarily a result of the reduction of the number of operating stores by a net of 14 since February 1998. Comparable store sales (the 109 stores open for the same period in both the current and preceding year) were $43.4 million during the three months this year as compared to $40.3 million last year. This is an increase of $3.1 million or 7.7% in average comparable store volumes. The Company attributes the comparable store overall increases to several key factors, mainly the remodeling of some stores, a continuation of the upgrading of merchandise offered and marketing efforts to appeal to a better customer and drive sales during traditionally slow periods. During the second quarter, the temporary closure or relocation of approximately 18 stores, for the Company's major remodel and name change campaign, had a negative impact on sales. These remodels and name changes were completed early in the third quarter and these 18 stores showed an average sales increase of 11.2% during the third quarter as compared to the third quarter last year. During the third quarter the Company continued to upgrade the quality of its merchandise and offer an expanded assortment of higher ticket price merchandise. The Company has continued to refine its marketing efforts, targeting a more mature, financially sound customer, with more discretionary spending ability. The Company also held special promotional events to drive additional sales during the traditionally slower periods of the quarter. These factors were offset somewhat by reduced credit sales (representing 43.3% of sales in the current year as compared to 49.2% in the prior year) which resulted from changes in credit underwriting criteria designed to lessen the Company's reliance on credit sales, reduce charge offs and build a portfolio consisting of more creditworthy customers.

Finance and credit insurance fees, on credit sales, for the three months ended February 27, 1999, were $2.5 million, a decrease of 16.7%, from the same three months in the prior year of $3.0 million. This decrease resulted primarily from a decrease in the average total customer receivables outstanding during the three months of approximately 12.0%. Average customer receivables were lower primarily because of the closure of stores, changes in credit underwriting and continuing efforts to reduce the reliance on credit to generate sales.

Cost of goods sold, buying and occupancy expenses were $26.6 million for the three months ended February 27, 1999, as compared to $26.9 million for the same quarter last year. Cost of goods sold, buying and occupancy expenses were 59.9% of net sales for the three months ended February 27, 1999 and 60.1% of net sales for the prior year period. Excluding amortization of the company's reorganization value in excess of amounts allocated to identifiable assets of $0.4 million, cost of goods sold, buying and occupancy expenses this year was 58.9% of sales. The reduction in cost of goods sold, buying and occupancy expenses resulted primarily from improved merchandise margins and savings in occupancy expense due to the closing of relatively high rent stores and the relocation of the Company's headquarters, offset somewhat by increased marketing expenses relating to the Company's promoting during the holiday season and the remodel and name change campaign.

Selling, general and administrative expenses were $13.7 million for the three months ended February 27, 1999, as compared to $14.1 million in the same quarter last year. Selling, general and administrative expenses as a percentage of net sales were 30.8% for the three months ended February 27, 1999 and 31.5% for the three months ended November 30, 1998. This improvement resulted from some sales efficiencies as well as improvements in the efficiency of the structure of the company but was offset somewhat by some fixed expenses being spread over a smaller sales base.

The provision for doubtful accounts was $2.0 million for the three months ended February 27, 1999. This was a decrease of $.6 million, or 22.9% from the same three months in the prior year. The provision was approximately 4.5% and 5.7%, respectively, of net sales for the three months ended February 27, 1999 and February 28, 1998 or approximately 10.3% and 11.7%, respectively, of net credit sales. The decrease in the provision was primarily due to closed stores, which had generated less creditworthy customer receivables, as well as the reduction in the percentage of credit sales to total sales from the continuing effects of changes in credit underwriting and lower reliance on credit as the Company continues its efforts to attract a more creditworthy customer.

Net interest expense was $.8 million for the combined three months ended February 27, 1999, a decrease of $2.1 million, or 72.4% from $2.9 million during the prior year quarter. The decrease was due primarily to interest associated with the Company's Senior Secured Notes, which was accrued during the three months ended February 28, 1998 but was not accrued during the three months ended February 27, 1999 (in accordance with SOP 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code") as such notes were cancelled as a part of the Company's plan of reorganization. The Company also entered into a new financing agreement on October 2, 1998, which resulted in reduced amounts outstanding as well as a lower rate of interest on amounts outstanding after October 2, 1998 (see Notes 2 and 3).

NINE MONTHS ENDED FEBRUARY 27, 1999 (COMBINING BOTH THE PREDECESSOR AND SUCCESSOR COMPANIES) COMPARED TO THE NINE MONTHS ENDED FEBRUARY 28, 1998

Net sales for the nine months ended February 27, 1999, combining both the predecessor and successor companies, were $85.5 million, a decrease of 5.5% or $5.0 million, as compared to the predecessor company's net sales of $90.5 million for the nine months ended February 28, 1998. The decrease in total store sales was primarily a result of the reduction of the number of operating stores by a net of 14 since February 1998. Comparable store sales (the 109 stores open for the same period in both the current and preceding year) were $83.0 million during the nine months this year as compared to $81.5 million for the same nine months last year. This increase of 1.8% in average comparable store volumes was a result of a continuation of the upgrading of merchandise offered, marketing efforts to appeal to a better customer and drive sales during traditionally slow periods, offset by the temporary negative impact of the company's remodeling and name change program. Throughout the fiscal year the Company has continued to upgrade the quality of its merchandise as well as offering an expanded assortment of higher ticket price merchandise. The Company has also continued to refine its marketing efforts, targeting a more mature, financially sound customer, with more discretionary spending ability. The Company also held special promotional events to drive additional sales during the traditionally slower periods of the year. During the current year comparable store sales were negatively impacted in the second quarter as the Company began a major remodeling and name change campaign that resulted in the temporary closure or relocation of approximately 18 stores. These remodels and name changes were completed early in the third quarter and these 18 stores showed average sales increases during the third quarter which more than offset the impact in the second quarter. The increase was offset somewhat by reduced credit sales (representing 49.0% of sales in the current year as compared to 54.7% in the prior year) which resulted from changes in credit underwriting criteria designed to lessen the Company's reliance on credit sales, reduce charge offs and build a portfolio consisting of more creditworthy customers.

Finance and credit insurance fees, on credit sales, for the nine months ended February 27, 1999, were $7.5 million, a decrease of 12.8%, from $8.6 million in the same nine months of the prior year. This decrease resulted primarily from a 13.0% decrease in the average total customer receivables outstanding during the nine months. Average customer receivables were lower primarily because of the closure of stores, changes in credit underwriting and continuing efforts to reduce the reliance on credit to generate sales.

Cost of goods sold, buying and occupancy expenses were $55.4 million for the nine months ended February 27, 1999, as compared to $59.4 million for the same quarter last year. Cost of goods sold, buying and occupancy expenses were 64.8% of net sales for the nine months ended February 27, 1999 and 65.6% of net sales for the prior year period. Excluding amortization of the company's reorganization value in excess of amounts allocated to identifiable assets of $0.7 million cost of goods sold, buying and occupancy expenses this year was 64.0% of sales. The reduction in cost of goods sold, buying and occupancy expenses resulted primarily from improved merchandise margins and savings in occupancy expense due to the closing of relatively high rent stores and the relocation of the Company's headquarters, offset somewhat by increased marketing expenses relating to the Company's promoting during the holiday season and the remodel and name change campaign.

Selling, general and administrative expenses were $33.7 million for the nine months ended February 27, 1999, as compared to $36.2 million last year. Selling, general and administrative expenses as a percentage of net sales were 39.4% for the nine months ended February 27, 1999 and 40.0% for the nine months ended February 28, 1998. This improvement resulted from sales efficiencies as well as some improvements in the efficiency of the structure of the company but was offset somewhat by some fixed expenses being spread over a smaller sales base.

The provision for doubtful accounts was $4.3 million for the nine months ended February 27, 1999. This was a decrease of $1.2 million, or 21.8% from $5.5 million for the same nine months in the prior year. The provision was approximately 5.1% and 6.1%, respectively, of net sales for the nine months ended February 27, 1999 and February 28, 1998 or approximately 10.3% and 11.1%, respectively, of net credit sales. The decrease in the provision was primarily due to closed stores, which had generated less creditworthy customer receivables, as well as the reduction in the percentage of credit sales to total sales from the continuing effects of changes in credit underwriting and lower reliance on credit to effect sales by targeting a more creditworthy customer.

Net interest expense was $3.7 million for the combined nine months ended February 27, 1999, a decrease of $5.3 million, or 58.9% from $9.0 million for the same nine months in the prior year. The decrease was due partially to interest associated with the Company's Senior Secured Notes, which was accrued during the nine months ended February 28, 1998 but was not accrued during the nine months ended February 27, 1999 (in accordance with SOP 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code") as such interest was not allowed under the Company's plan of reorganization. The Company also entered into a new financing agreement on October 2, 1998, which resulted in reduced amounts outstanding as well as a lower rate of interest on amounts outstanding after October 2, 1998 (see Notes 2 and 3).

Reorganization costs consist primarily of professional fees directly related to the Chapter 11 filing which were expensed as incurred and the grant of stock to management as part of the plan of reorganization, offset by interest earned on accumulated cash during the pendency of the Chapter 11 filing.

                              FINANCIAL CONDITION

CREDIT PROGRAM. The Company offers its merchandise sales on in-house credit to qualified customers. The Company's policy is to attempt to obtain a cash down payment on credit sales, with monthly payments established such that the payment of the credit balance will occur, generally, over a period ranging from 24 to 36 months. The Company's customer receivables are revolving charge accounts. As of February 27, 1999, the aggregate customer receivables balance was $53.5 million. As of February 28, 1998, the aggregate customer receivables balance was $60.1 million.

INVENTORY. At February 27, 1999, inventories (not including consignment inventory of approximately $34.3 million) were approximately $34.5 million, an increase of approximately $7.5 million (net of a Fresh-Start Reporting adjustment of $5.1 million) from $27.0 million at May 31, 1998. This increase is a result of the Company implementing a new merchandise assortment plan, designed to target an more mature, financially sound customer, with more discretionary spending ability. The Company has also implemented programs to liquidate additional aged merchandise that it feels no longer fits its assortment. At February 27, 1999, the Company's inventory reserves, excluding any Fresh-Start Reporting adjustments, totaled $1.3 million.

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

The Company reported cash flow used in operating activities of approximately $9.3 million for the nine months ended February 27, 1999, combining both the predecessor and successor companies, as compared to cash flow provided by operating activities of approximately $15.9 million for the comparable period last year. The change in cash flow from operating activities is primarily due to an increase of $12.6 million (an increase of approximately $7.5 million net of a Fresh-Start Reporting adjustment of $5.1 million) in inventory during the current year as compared to a $16.1 million decrease in inventory last year resulting primarily from liquidation of aged merchandise and the Company's inability to obtain new merchandise due to the bankruptcy filing during the prior year. Additionally, the Company acquired $7.1 million in new property and equipment during the nine months consisting of computer equipment associated with the Company's new merchandise and financial systems and leasehold improvements associated with remodeling of stores, and the Company's new headquarters. The Company made net repayments of $15.8 million under its revolving credit facility and received $15.0 million for the issuance of new stock.

As of February 27, 1999, the Company had $1.4 million of cash and cash equivalents. At May 30, 1998, the Company had $19.3 million of cash and cash equivalents as a result of the Chapter 11 filing and the prohibition on payments of prepetition debt.

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

 The Company has obtained and is in the process of implementing a new integrated management information system that includes a system processor and operating system, applications software, point of sale hardware and additional microcomputers. The year 2000 issue was addressed during the planning process, and all new system technology is expected to be year 2000 compliant. The Company expects to spend approximately $3.5 million representing $1.2 million of new hardware and $2.3 million of new software on this project. Through February 1999, approximately $3.3 million had already been incurred.

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

                                       SAMUELS JEWELERS, INC.



         April 14, 1999                By: /s/ Randy N. McCullough
                                           ------------------------------------
                                                    Randy N. McCullough
                                           President and Chief Executive Officer
                                              (Principal Executive Officer)


         April 14, 1999                By: /s/ E. Peter Healey
                                           -------------------------------------
                                                    E. Peter Healey
                                              Executive Vice President and
                                                 Chief Financial Officer
                                              (Principal Financial Officer)


         April 14, 1999                By: /s/ Robert J. Herman
                                           -------------------------------------
                                                   Robert J. Herman
                                            Vice President and Controller
                                            (Principal Accounting Officer)

                                 EXHIBIT INDEX


              Exhibit           Description
              -------           -----------

                27.1            Financial Data Schedule