Form 10-K405
period 1999-05-29
SAMUELS JEWELERS INC
filed 1999-09-13
CIK 790360

                       DOCUMENTS INCORPORATED BY REFERENCE
================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED MAY 29, 1999
                         COMMISSION FILE NUMBER 0-15017
                                 _______________

                             SAMUELS JEWELERS, INC.
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                95-3746316
      (State or other jurisdiction of                 (I.R.S. Employer
       Incorporation or organization)                Identification No.)

       2914 MONTOPOLIS DRIVE, SUITE 200                    78741
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes. [X] No. [ ]

     Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of August 31, 1999, the aggregate market value of the voting stock, held by nonaffiliates of the issuer, was $20,879,925 based upon an average price of $4.125 multiplied by 5,061,800 shares of common stock outstanding on such date held by nonaffiliates.

    As of August 31, 1999, the issuer had a total of 5,061,800 shares of common stock outstanding.

        APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS.

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution under a plan confirmed by a court. Yes. [X] No. [ ]

                       DOCUMENTS INCORPORATED BY REFERENCE
Part III.

     Samuels Jewelers, Inc. Proxy Statement relating to its 1999 Annual Meeting of Shareholders, to be filed with the SEC within 120 days of May 29, 1999.

================================================================================

                                     PART I


ITEM 1. BUSINESS

THE COMPANY

    Samuels Jewelers, Inc. ("Samuels" or the "Company"), was created in August 1998 for the purpose of acquiring the assets of Barry's Jewelers, Inc. ("Barry's" or "Predecessor") as part of Barry's Plan of Reorganization (the "Plan"), which was confirmed by the U. S. Bankruptcy Court on September 16, 1998, and consummated on October 2, 1998 (the "Reorganization"). Samuels is incorporated in Delaware and was initially funded by $15 million of new equity provided by the former bondholders of Barry's, who also consented to the conversion of $50 million of Barry's bonds they held into equity of Samuels Jewelers, Inc.

Barry's Background

    Barry's previously had filed a voluntary petition for relief under chapter 11 of the United States Bankruptcy Code on February 26, 1992, for the purpose of implementing a pre-negotiated plan of reorganization (the "Old Plan"). The Court confirmed the Old Plan and Barry's consummated the reorganization under that plan in June of 1992.

    When Barry's emerged under the Old Plan, it had approximately $103 million in debt and approximately $16 million in equity. Ultimately, Barry's sales and operating results failed to meet expectations, which thereby exacerbated Barry's leverage situation. Then in June 1996, Barry's announced that it had overstated Fiscal 1995 earnings by $1.5 million or 44.1% and that it had incurred a loss of approximately $2 million in Fiscal 1996. These developments caused defaults on Barry's two revolving credit facilities, one of which was accelerated and the other renegotiated.

    Shortly thereafter, a newly reconstituted board of directors began a search for a new management team. During the spring of 1997, a new management team was selected with an established background in the retail jewelry industry. This background included experience with national retail jewelers in merchandising, marketing, operations and training, systems installations and management, financial management and reporting, as well as restructuring expertise.

     After its appointment, the new management team identified additional problems with Barry's financial and operational situation, including the following situations: (a) Barry's was significantly over-leveraged; (b) Barry's had a substantial number of stores that consistently operated at a net loss and needed to be closed; (c) Barry's information systems were not year 2000 compliant, not integrated, not adequately supported by the vendors and generally were ineffective; (d) Barry's had no continuity in management (it had, for example, four Chief Executive Officers in the two years prior to the appointment of the new management team); (e) Barry's had higher than normal inventory shrinkage due to inadequate systems and poor inventory management and controls;
(f) Barry's operated with a below-industry-average inventory both in quality and quantity, which limited not only the depth and breadth of selection in its stores but also the value perception to customers; (g) Barry's had poor accounts receivable management policies, and poor credit granting standards and had failed to implement proper incentives to collect past due accounts; (h) Barry's cost of collection of its accounts receivable was far in excess of acceptable business practice levels; and (i) Barry's headquarters space was too large for its needs and the lease for such space was significantly above market.

    The new management team embarked on the development and implementation of a business plan designed to address these issues and to restore Barry's to profitability. Originally, Barry's hoped to implement its new business plan without having to commence bankruptcy proceedings, but after discussions with various constituencies it was determined that Barry's would have to commence chapter 11 reorganization proceedings in order to provide it with the time, flexibility and stability needed to formulate and fully implement the new business plan and otherwise to reorganize its financial and operations affairs.

    With the cooperation of these constituencies, the new management team successfully instituted its new merchandising and marketing strategy in time for the 1997 Christmas selling season. Concurrently, the new management team began developing the infrastructure necessary to allow the company to grow and go forward profitably. In the spring of 1998, management presented a plan that readily received approval from the various constituencies. This plan included approvals for using resources to obtain all new information technology that would be necessary to efficiently operate the business and for the aggressive, but successful, effort of relocating the home office from southern California to central Texas. These substantial efforts were commenced throughout and substantially concluded in 1998.

Emergence from Chapter 11 Reorganization

    Barry's filed the Plan with the bankruptcy court on April 30, 1998 and the bankruptcy court confirmed the Plan, with certain modifications, on September 16, 1998. The Reorganization described under the Plan was consummated on October 2, 1998. The plan provided for the following:

o payment in full of certain administrative claims, tax claims, bank secured claims and other allowed secured claims;

o distribution of 2.5 million shares of the Company's common stock to Barry's bondholders in exchange for their allowed claims;

o distribution of 2.25 million shares of the Company's common stock in exchange for $15 million in a new equity cash infusion;

o distribution of 250,000 restricted shares of the Company's common stock to certain members of the new management team;

o payment of allowed claims of general unsecured creditors at a rate of $0.15 for each dollar of their allowed claims;

o issuance of 263,158 warrants to purchase the Company's common stock to stockholders in exchange for their shares of Barry's common stock; and

o    merger of Barry's into Samuels Jewelers, Inc.

    In addition, Foothill Capital Corporation agreed to provide the Company with a new fully secured line of credit of up to $50,000,000. On October 2, 1998, the Company drew down approximately $32 million from this line of credit. These borrowings along with the $15 million new cash equity infusion were used to pay off Barry's previous line of credit balance with Bank Boston.

Samuels Jewelers

    The new company's name, "Samuels Jewelers," comes from a chain of stores operated by the Predecessor in the San Francisco Bay area. The chain was founded in 1891 and it has a rich tradition of outstanding customer service and of providing an excellent selection of fine jewelry.

    The Company operates a chain of specialty retail jewelry stores generally located in regional shopping malls. Our stores offer fine jewelry items in a wide range of styles and prices, with a principal emphasis on diamond and gemstone jewelry. As of August 13, 1999, the Company operated 123 retail jewelry stores, principally in California, Texas, Colorado, Utah, Arizona, Idaho, Montana, Indiana and North Carolina. As measured by the number of retail locations, the Company is one of the larger specialty retailers of fine jewelry in the country. The Company's corporate office is located at 2914 Montopolis Drive, Suite 200, Austin, Texas 78741, and its telephone number is (512) 369-1400.

    The Company's new stock is traded on the Nasdaq OTC Bulletin Board under the symbol "SMJW".

    Today, Samuels is a new company with new shareholders and a new board of directors that is managed by a new management team, all the way down to and, in many cases, including store manager level. The Company targets more affluent and less credit dependent customers through a sophisticated marketing program that focuses on offering quality merchandise at a fair price. The Company has relocated its headquarters from southern California to central Texas, placing the Company in more cost-effective facilities in a more geographically strategic location for carrying on its operations, with new staff dedicated to providing customer service. Samuels manages the business, including merchandising and distribution functions, through new cost-effective operating systems that use current technology that is fully year 2000 compliant. The Company has consolidated the number of trade names under which it operates from over 14 to 6 and it plans to be operating all stores under the Samuels name within the next two to three years. The Company has introduced a new store prototype that is customer friendly, inviting and attracts the target customer, as well as the various mall developers. Subsequent to year end, the Company outsourced the credit function to an independent credit expert in Alliance Data Services ("ADS") and has embarked upon an aggressive plan of expansion with the infrastructure capable of generating significant economies of size. As of August 31, 1999 the Company had opened 5 new stores and had binding commitments to open approximately 17 stores in Fiscal 2000 and the Company is in various stages of negotiating for several more stores. See "Notes to Financial Statements - Note 11 Subsequent Events Sale of Credit Portfolio to Alliance Data Systems and Acquisition of Silverman's and New Store Commitments".

    The only remnants of Barry's are 106 locations of the over 200 leasehold interests that Barry's occupied a few years ago. Most of the leases for these locations have been renegotiated and many of the stores have been renamed and remodeled. The rest will be renamed and remodeled in the coming few years.

    The financial statements contained within this report are for Samuels Jewelers, Inc. after October 2, 1998. Nevertheless, the Company is providing the information with regard to Barry's as of and prior to that time under its obligation, as set forth in the Securities and Exchange Act regulations, to describe the general development of the business and to report selected financial data for the Company, including its predecessor-in-interest. Thus, as used herein, the Company, refers to Samuels for period after October 2, 1998 and to Barry's for periods through October 2, 1998.

    Upon emergence from Chapter 11 proceedings and with regard to the second quarter of Fiscal 1999 and fiscal periods thereafter, the Company adopted the fresh start reporting requirements of AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." In accordance with the fresh start reporting requirements, the reorganization value of the Company has been allocated to the Company's assets in conformity with the procedures specified by the Accounting Principles Board ("APB") Opinion 16, Business Combinations. In addition the accumulated deficit of the Company was eliminated and its capital structure was revalued in accordance with the Reorganization. The Company has recorded the effects of the Reorganization and Fresh-Start Reporting as of October 2, 1998. The adjustment to eliminate the Company's accumulated deficit totaled $77.6 million of which $11.6 million was forgiveness of debt and the remaining $66.0 million was for Fresh-Start adjustments.

    The results of operations and cash flows for the four months ended October 2, 1998 include operations prior to the Company's emergence from Chapter 11 proceedings and the effects of Fresh-Start Reporting. The results of operations and cash flows for the eight months ended May 29, 1999 include operations subsequent to the Company's emergence from Chapter 11 proceedings and reflect the effects of Fresh-Start Reporting. As a result, the net income for the eight months ended May 29, 1999 is not comparable with prior periods and the net income for the fiscal year ended May 29, 1999 is divided into Successor Company (the "Successor Company") and Predecessor Company (the "Predecessor Company") periods and it is also not comparable with net income from prior fiscal year periods. In addition, the balance sheet as of May 29, 1999 is not comparable to prior periods for the reasons discussed above.

    The reorganized value of the Company's common equity of $47.1 million was determined by the Company, with the assistance of financial advisors, by reliance on the Discounted Cash Flow method using the weighted average cost of capital. The reorganized value of the Company has been allocated to specific assets categories pursuant to Fresh-Start Reporting. The Company's Reorganization Value in Excess of Amounts Allocated to Identifiable Assets reflects the difference in the Company's stock valuation and the Company's net assets. The Company is amortizing the Reorganization Value in Excess of Amounts Allocated to Identifiable Assets over ten years.

    The Company changed its fiscal year end during 1998 from May 31 to the Saturday closest to May 31. The Company's fiscal years ended May 29, 1999 ("Fiscal 1999") and May 30, 1998 ("Fiscal 1998") may be referred to herein as such.

STRATEGY

    The Company's operating strategy is to provide exceptional values on fine jewelry to its retail jewelry consumer. This is accomplished by partnering with vendors to develop new products and expand assortments based on customer demand and perceived value and then by communicating this value message through targeted marketing programs. To enhance sales, the Company makes credit financing available to qualified customers through a private label credit card program and through various secondary credit sources. The Company's sales capabilities are supported by a trained and knowledgeable sales staff, an automated, centralized credit and collection system and a centralized distribution system to replenish merchandise.

MERCHANDISE STRATEGY AND MIX

    Strong vendor partnering has enabled management to leverage a large portion of the Company's inventory through consignment arrangements, resulting in dominant assortments of quality jewelry. A talented team of merchandise buyers with expertise in jewelry manufacturing has been assembled to allow the Company to not only buy a product, but also to also focus on developing product solutions that meet specific competitive opportunities created by consumer demand. As a result, the Company's stores offer exceptional selection and excellent values that enhance its ability to offer a better value to the customer and, thereby, capture a larger market share.

    The Company has repositioned its merchandise assortments to appeal to the mainstream jewelry consumer. Improved price points, updated styling and an expanded selection in high volume product categories such as bridal, diamond fashion and gold have been the primary focus of the new merchandising strategy.

INVENTORY PURCHASING

    Buyers based in the Company's corporate offices purchase most of the stores' merchandise. Each store's inventory is replenished weekly or more often during peak selling seasons. Management believes that centralized merchandise purchasing provides the Company with quality controls and price advantages.

    Three vendors collectively have accounted for 31%, 27%, and 25% of merchandise purchases by the Company during Fiscal 1999, 1998 and 1997, respectively. Management believes that the Company's relationship with these three vendors, as well as its other vendors, is good. These vendors, and all vendors key to the Company's new merchandising strategy, have agreed to consignment agreements with Samuels.

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

    The continued availability of diamonds to the Company's suppliers is dependent, to a material degree, upon the political and economic situation in South Africa. While several other countries, including Australia, the Commonwealth of Independent States, Zaire, Angola, Tanzania and Sierra Leone are suppliers of diamonds, the Company cannot predict with any certainty the effect on the overall supply or price of diamonds in the event of an interruption of supplies from South Africa, the CSO or DeBeers.

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

TRADE NAMES

    As of August 31, 1999, the Company operated 122 stores under the following trade names: "Samuels", "Schubach", "Hatfield", "Harts", "Mission", "Silverman's" and "Samuels Diamonds". See "Notes to Financial Statements - Note 11 Subsequent Events Acquisition of Silverman's and New Store Commitments." The Company intends to change the names under which all of its stores operate to "Samuels Jewelers" or "Samuels Diamonds" over the next two to three years.

STORE PERFORMANCE

    The following table sets forth selected data with respect to the Company's operations for the last five fiscal years:


                                                      1999       1998       1997       1996       1995
                                                     ------     ------     ------     ------     ------

Number of stores at beginning of year ............      117        130        161        162        144
   Acquired during the year ......................        5         --         --         --         15
   Opened during the year ........................        2         --         17          7          8
   Closed during the year(1) .....................       (8)       (13)       (48)        (8)        (5)
                                                     ------     ------     ------     ------     ------
           Total at year end .....................      116        117        130        161        162
                                                     ======     ======     ======     ======     ======

Percentage increase (decrease) in sales of .......      2.0%       9.2%     (10.0)%      2.2%      11.0%
   Comparable stores(2)
 Average sales per comparable store (in
   Thousands)(2) .................................   $  968     $  951     $  709     $  905     $  871

----------

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

    Charges, net of down payments, under the Company's credit program accounted for approximately 49.5% of Fiscal 1999 sales and 54.3% of Fiscal 1998 sales. The decline in credit sales mix is attributable to management's policy of tightening credit-granting standards offset by a merchandising and marketing strategy designed to attract a more affluent customer. Payment periods for the credit sales generally range from 24 to 36 months. Customers may also purchase jewelry for cash and by using major national credit cards.

    On July 20, 1999, the Company entered agreements with ADS to sell its existing credit card accounts and to provide a third party credit card program for the benefit of the Company's customers. The transactions set out in the agreements were effected on August 30, 1999. See "Notes to Financial Statements
- Note 11 Subsequent Events Sale of Credit Portfolio to Alliance Data Systems". The Company does not expect a significant change in the credit policies offered to its customers under the agreement with ADS.

SEASONALITY

    Sales during the Christmas season, which includes the period from the day following Thanksgiving Day to December 31, generally account for approximately 25% of the Company's annual net sales and all or nearly all of its annual earnings. The success of the Company is heavily dependent each year on its Christmas selling season, which in turn depends on many factors beyond the Company's control, including the general business environment and competition in the industry. The Company had net sales of $30.2 million during the Christmas 1998 selling season.

    The Company also relies heavily on sales during other annual holidays and special events. Although the Company's success on an annual basis does not depend as heavily on the sales during these times as it does during the Christmas season, unusually slow sales activity during these times will have an impact on any projections for the Company's annual net sales.

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

    Management believes that the primary elements of competition in the retail jewelry business are quality of personnel, level of customer service, value of merchandise offered, store location and design and credit terms. Management believes that the Company's predecessor was unable to compete successfully in prior years because of its failed merchandising programs, poor credit underwriting practices, cash flow constraints, excessive collection costs, poor inventory controls, executive turnover, restrictive financing arrangements, ineffective investment in technology and the resultant excessive administrative costs. In addition, the Company believes that, as the jewelry retailing industry consolidates, the ability to compete effectively may become increasingly dependent on volume purchasing capability, regional market focus, superior management information systems, and the ability to provide customer service through trained and knowledgeable sales staffs. Additionally, the competitive environment is often affected by factors beyond a particular retailer's control, such as shifts in consumer preferences, economic conditions, population and traffic patterns.

YEAR 2000 COMPLIANCE

    Many existing computer systems and applications, and other control devices, use only two digits to identify a year in the date field without considering the impact of the upcoming change in the century. As a result, such systems and applications could fail or create erroneous results unless corrected so that they can process data related to the year 2000 and beyond.

    The Company relies on its computer system, applications and devices in operating and monitoring all major aspects of its business, including financial systems (such as general ledger, accounts payable and payroll modules), customer services, infrastructure, embedded computer chips, networks, telecommunications equipment and end products.

    The Company has obtained a new integrated management information system that includes a system processor and operating system, applications software, point of sale hardware and additional microcomputers. The year 2000 issue was addressed during the planning process, and all new system technology is believed to be year 2000 compliant.

    Through May 1999, the Company had spent approximately $3.5 million, with $1.2 million of this amount for new hardware and $2.3 million for new software on all projects to insure the Company meets all requirements to be year 2000 compliant. All of the internal operating systems the Company currently uses are believed to be year 2000 compliant.

    The Company also relies, directly and indirectly, on external systems of business enterprises such as suppliers, creditors and financial organizations, and of government entities, for accurate exchange of data. The Company has received assurances from most of the parties with which it interacts that their systems are currently year 2000 compliant or will be year 2000 compliant by December 31, 1999. We have no assurances that their representations are correct, and although the year 2000 issue may not materially affect the Company's internal systems, it possibly could be affected through disruptions in the operations of the parties with which it interacts.

    Therefore, despite the Company's efforts to address the year 2000 impact on its internal systems and business operations, there can be no assurance that such impact will not result in a material disruption of its business or have a material adverse effect on its business, financial condition, or results of operations.

EMPLOYEES

    At May 29, 1999, the Company had approximately 1,200 full-time and part-time employees. Unions represented approximately 26 employees, or 2.2% of the Company's employees, at such date. On December 31, 1998, the Company modified and extended its existing union contract covering these employees, which expires on January 31, 2000. The Company believes it provides working conditions and wages that compare favorably with those offered by other retailers in the industry and that its employee relations are good. The Company has not experienced material labor unrest, disruption of operations or strikes.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

    The statements included in this annual report regarding future financial performance and results of operations and other statements that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements to the effect that the Company or its management "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," or "projects" a particular result or course of events, or that such result or course of events "may" or "should" occur, and similar expressions, are also intended to identify forward-looking statements. Such statements are subject to numerous risks, uncertainties and assumptions, including but not limited to, the risk of losses and cash flow constraints despite the Company's efforts to improve operations. Should these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may vary materially from those indicated.

ITEM 2. PROPERTIES

    The Company leases all of its retail stores. The stores range in size from approximately 428 square feet to 3,690 square feet. The leases generally have an initial term of five to fifteen years and are scheduled to expire at various dates through 2010. Currently, leases at 7 stores have expired and these stores are being occupied on a month-to-month basis. Some of the leases contain renewal options for periods ranging from five to ten years on substantially the same terms and conditions as the initial lease. Under most of the store leases, the Company is required to pay taxes, insurance, and its pro rata share of common area and maintenance expenses. The leases also usually require the Company to pay the greater of a specified minimum rent or a contingent rent based on a percentage of sales as set forth in the respective lease.

    During April 1999, the Company entered into separate purchase agreements for the purchase of the leasehold interests, and properties related thereto, of five stores from Hart's Diamond Jewelers. The five stores are located in Colorado.


      The Company leases its headquarters in Austin, Texas. The lease for its headquarters contains the following substantive terms: (a) approximately 24,000 square feet, with rent of $0.47 per square foot per month on a triple net basis; and (b) a term of five years, with an option to renew for one additional five year term at the average monthly net rental rate charged for comparable premises. The Company also leases space in Irwindale, California, for its credit center. Consistent with the company's outsourcing of its credit operations to ADS, the Company has notified the landlord that it will terminate the lease on the Irwindale facility in October 1999 in accordance with an early termination provision of that lease.

    As of August 31, 1999, the Company was operating 123 retail stores in the following states:


                                  NUMBER OF
           STATE                   STORES
------------------------------   ------------

California ...................             31
Texas ........................             31
Colorado .....................             10
Utah .........................              8
Arizona ......................              5
Idaho ........................              5
Montana ......................              5
Indiana ......................              4
North Carolina ...............              4
Others .......................             20
                                 ------------
TOTAL ........................            123
                                 ============

    The Company owns substantially all of the equipment used in its retail stores and corporate headquarters.

ITEM 3. LEGAL PROCEEDINGS

    The Company is involved from time to time in legal proceedings of a character normally incident to its business. The Company believes that its potential liability in any such pending or threatened proceedings, either individually or in the aggregate, will not have a material effect on the financial condition or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders of the Company during the quarter ended May 29, 1999.

EXECUTIVE OFFICERS

    The following individuals currently serve as the Company's executive officers. Officers are elected by the board of directors each to serve until their successor is elected and qualified, or until their earlier resignation or removal from office or death.

Executive Officers


                    Name                         Age                     Position
                    ----                         ---                     --------

Randy N. McCullough                              47     President, Chief Executive Officer and Director

E. Peter Healey                                  46     Executive  Vice  President,  Chief  Financial  Officer,   Secretary,
                                                        Treasurer and Director

Bill R. Edgel                                    33     Senior Vice President - Merchandising and Marketing

Chad Haggar                                      35     Senior Vice President - Operations

Paul W. Hart                                     41     Senior Vice President - Management Information Systems

Robert J. Herman                                 38     Vice President, Controller and Assistant Secretary

    Set forth below is biographical information for each executive officer.

    Randy N. McCullough, 47, has been a Director of the Company since September 22, 1998. Mr. McCullough has been the Company's President and Chief Executive Officer since its inception on August 20, 1998 and previously served in that capacity for the Predecessor Company since March 31, 1998. Mr. McCullough served as the Predecessor Company's Executive Vice President and Chief Operating Officer from January to March 1998. Mr. McCullough joined the Predecessor Company in April 1997 and was its Senior Vice President-Merchandise from April 1997 to March 1998. Prior to joining the Predecessor Company, Mr. McCullough served as President of Silverman's Factory Jewelers from 1991 to March 1997. Prior to that time, Mr. McCullough was a senior manager with a leading national retail jewelry chain for over 18 years.

    E. Peter Healey, 46, has been a Director of the Company since September 22, 1998. Mr. Healey has served as the Company's Executive Vice President, Chief Financial Officer, Secretary and Treasurer since its inception on August 20, 1998 and previously served in that capacity for the Predecessor Company since February 1997. From 1994 to 1996, Mr. Healey was the Vice President, Chief Financial Officer, Secretary and Treasurer of MS Financial, Inc. From 1985 to 1993, Mr. Healey was with Zale Corporation, serving as Vice President and Treasurer from 1987 to 1993.

    Bill R. Edgel, 33, has been the Company's Senior Vice President - Merchandising and Marketing since October 2, 1998 and previously served the Predecessor Company as Vice President of Marketing since February 1997. Prior to joining the Predecessor Company, Mr. Edgel served as Director of Credit Marketing of Macy's West, a division of Federated Department Stores, from 1996 to 1997. From 1995 to 1996, Mr. Edgel served as Director of Marketing for Merksamer Jewelers, Inc. from 1993 to 1995.

    Chad C. Haggar, 35, has been the Company's Senior Vice President - Operations since October 2, 1998 and previously served as Vice President - Operations for the Predecessor Company since February 1997. Prior to joining the Predecessor Company, Mr. Haggar served as Director of Stores of Fred Meyer, Inc. from 1996 to 1997. From 1987 to 1996, Mr. Haggar served as Regional Manager of Merksamer Jewelers, Inc. Prior to 1987 Mr. Haggar served in various management positions, with leading jewelry chains, for over six years.

    Paul W. Hart, 41, has been the Company's Senior Vice President - Management Information Systems since October 2, 1998 and previously served in that capacity for the Predecessor Company since August 1997. Prior to joining the Predecessor Company, Mr. Hart served as Vice President - Management Information Systems of MS Financial, Inc. From 1974 to 1995, Mr. Hart was employed by Zale Corporation, serving as Director of Credit Systems from 1994 to 1995, and as its Manager of Business Systems Planning and Support from 1988 to 1994.

    Robert J. Herman, 38, has been the Company's Vice President, Controller and Assistant Secretary since October 2, 1998 and previously served in that capacity for the Predecessor Company since February 2, 1998. Prior to joining Barry's, Mr. Herman served as the Controller for Datamark, Inc. from 1997 to February 1998. From 1994 to 1997, Mr. Herman served as the Controller for Silverman's Factory Jewelers. From 1987 to 1994, Mr. Herman was employed by Sunbelt Nursery Group, Inc., serving as its Controller from 1991 to 1994.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

    The Company's common stock, par value $.001 per share ("Common Stock"), began trading after the effective date of the Reorganization under the symbol "SMJW". Less than one year of trading history of the Common Stock is available. A graphical comparison of its predecessor's Common Stock against the market and the predecessor's industry prior to the effective date is available in Barry's 1998 Form 10-K/A.

    The Company's warrants are traded under the symbol "SMJWW".

    The following table sets forth the high and low, per share closing prices of the Company's new Common Stock since October 2, 1998.


                               High         Low
                            ----------   ----------

Second quarter ..........   $    5.000   $    3.875
Third quarter ...........   $    6.500   $    4.375
Fourth quarter ..........   $    4.750   $    3.500

HOLDERS

    Management believes that as of May 29, 1999 there are approximately 650 beneficial owners of its Common Stock.

DIVIDENDS

    Under the Company's current working capital facility, with certain lenders party thereto and Foothill Capital Corporation as agent and a lender, the Company is prohibited from paying dividends. See "Notes to Financial Statements
- Note 6 Notes Payable."

    The Company did not pay any dividends during Fiscal 1999 and intends to retain its earnings to provide funds for reinvestment in the Company's business, and therefore, does not anticipate declaring or paying cash dividends in the foreseeable future. Payment of dividends is subject to the then existing business conditions and the business results, cash requirements and financial condition of the Company, and will be at the discretion of the Company's Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA

    The following tables set forth selected financial data of the Company and the Predecessor Company, as of and for each of the four fiscal years ended May 1998 and for the four months ended October 2, 1998 and the eight months ended May 29, 1999. The data should be read in conjunction with the financial statements, related notes and other financial information included herein.

                             SELECTED FINANCIAL DATA
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)



                                            Successor     Predecessor
                                           Eight Months   Four Months
                                               Ended         Ended               Predecessor For the Fiscal Years Ended May
                                              May 29,      October 2,    --------------------------------------------------------
                                               1999          1998            1998           1997          1996            1995
                                           ------------   -----------    -----------    -----------    -----------    -----------

STATEMENT OF OPERATIONS DATA:
  Net Sales ............................   $    81,043    $    27,494    $   113,873    $   130,446    $   140,145    $   136,055
  Finance and credit insurance fees ....         6,517          3,397         11,316         13,900         16,008         15,681
                                           -----------    -----------    -----------    -----------    -----------    -----------
                                                87,560         30,831        125,189        144,346        156,153        151,736
                                           -----------    -----------    -----------    -----------    -----------    -----------
  Operating (loss) income(1) ...........           128         (2,672)        (4,009)       (29,741)         8,651         11,670
                                           -----------    -----------    -----------    -----------    -----------    -----------
  Interest expense, net ................         2,202          2,367          7,025         12,745         11,146          9,764
  Reorganization items(2) ..............           400        (61,605)        11,134          2,322             --             --
  Provision for income taxes ...........            --             --             --            284            288             --
                                           -----------    -----------    -----------    -----------    -----------    -----------
  (Loss) income before extraordinary
     item ..............................        (2,474)        56,566        (22,168)       (45,092)        (2,783)         1,906
  Extraordinary item(3) ................            --         11,545             --           (876)            --             --
                                           -----------    -----------    -----------    -----------    -----------    -----------
  Net (loss) income ....................   $    (2,474)   $    68,111    $   (22,168)   $   (45,968)   $    (2,783)   $     1,906
                                           ===========    ===========    ===========    ===========    ===========    ===========
Basic and Diluted Per Share
  Data:(4)
  (Loss) income before extraordinary
     item ..............................   $     (0.49)   $     11.31    $     (5.50)   $    (11.25)   $     (0.70)   $      0.48
                                           ===========    ===========    ===========    ===========    ===========    ===========
  Extraordinary item(3) ................   $        --    $      2.31    $        --    $     (0.22)   $        --    $        --
                                           ===========    ===========    ===========    ===========    ===========    ===========
  Net (loss) income ....................   $     (0.49)   $     13.62    $     (5.50)   $    (11.47)   $     (0.70)   $      0.48
                                           ===========    ===========    ===========    ===========    ===========    ===========
  Weighted average number of common
    shares outstanding .................         5,002          5,002          4,029          4,007          3,978          3,969
                                           ===========    ===========    ===========    ===========    ===========    ===========



                              SUCCESSOR                           PREDECESSOR
                                1999           1998           1997           1996            1995
                            ------------   ------------   ------------   ------------   ------------
BALANCE SHEET DATA:

Current assets ..........   $     80,445   $     95,939   $    105,390   $    127,075   $    127,208
Working capital .........          9,091         77,155         99,482        117,819        109,873
Total assets ............        115,209        110,732        123,483        145,875        144,959
Total debt(5) ...........         45,893        126,812        130,271        103,579         92,368

----------

(1) Operating (loss) income for the fiscal year ended May 31, 1997, includes $1,336 of restructuring expenses primarily related to severance and costs associated with 11 stores closed during the fiscal year. Operating (loss) income for the fiscal year ended May 31, 1997, includes $3,947 for impairment loss, and $3,033 for inventory valuation.

(2) Reorganization costs for the eight months ended May 29, 1999, include a Fresh-start reporting income adjustment of $66,042. Other amounts consist primarily of professional fees and other costs directly related to the Company's Reorganization. See "Notes to Financial Statements - Note 10 Reorganization Costs."

(3) The year ended May 31, 1997 includes an extraordinary loss of $876 or $0.22 per share, incurred in connection with the early extinguishment of the Company's Securitization Facility. The four months ended October 2, 1998 included an extraordinary gain of $11,545 or $2.31 per share incurred in connection with the forgiveness of debt as a part of the Company's Reorganization.

(4) Net income (loss) per share and weighted average number of common shares outstanding for the Predecessor Company are not comparable to the Successor Company due to the Reorganization and implementation of Fresh Start Reporting.

(5) As of May 30, 1998 and May 31, 1997, total debt includes liabilities subject to compromise under reorganization proceedings.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    With respect to Management's Discussion and Analysis of Financial Conditional and Results of Operations, see "Item 1 Cautionary Notice Regarding Forward Looking Statements."

The Twelve Month Period Ended May 29, 1999 ("Fiscal 1999")(combining both the predecessor and successor companies) Compared With Fiscal Year Ended May 31, 1998 ("Fiscal 1998")

STORE ACTIVITY

    The following table sets forth selected data with respect to the Company's operations for the last two fiscal years:


                                                     1999        1998
                                                   -------     -------


Number of stores at beginning of year ..........       117         130
  Acquired during the year .....................         5          --
  Opened during the year .......................         2          --
  Closed during the year .......................        (8)        (13)
                                                   -------     -------
          Total at year end ....................       116         117
                                                   =======     =======

Percentage increase (decrease) in sales of .....       2.0%        9.2%
  Comparable stores
Average sales per comparable store (in
  Thousands) ...................................   $   968     $   951

    Of the eight stores closed during Fiscal 1999, five were closed during the second quarter, prior to the Christmas selling season, two immediately thereafter and the final store during the third quarter. The Company also opened two new stores during the second quarter. The five stores acquired by the Company all began operation during the last two months of the fiscal year. Of the thirteen store closed during Fiscal 1998, two were closed during the first quarter, prior to the Christmas selling season, three late in the third quarter and eight in the fourth quarter.

    The activity reflected above resulted in 5,932 and 6,576 equivalent store weeks for Fiscal 1999 and 1998, respectively.

RESULTS OF OPERATIONS

    Net sales for Fiscal 1999, were $108.5 million as compared to $113.9 million for the previous year. This decrease of $5.4 million, or 4.7%, resulted primarily from a 9.8% decrease in equivalent store weeks from Fiscal 1998 to Fiscal 1999 offset by a 5.7% increase in equivalent store week average volume. Sales at comparable stores, those open for all of the current and proceeding year, increased by 2.0% from $103.5 million to $105.5 million. This increase of 2.0% in average comparable store volumes was a result of a continuation of the upgrading of merchandise offered and marketing efforts to appeal to a better customer and drive sales during traditionally slow periods, partially offset by the temporary negative impact of the company's remodeling and name change program during the second and third quarters. Throughout the fiscal year the Company has continued to upgrade the quality of its merchandise as well as offering an expanded assortment of higher ticket price merchandise. The Company has also continued to refine its marketing efforts, targeting a more mature, financially sound customer, with more discretionary spending ability. The Company also held special promotional events to drive additional sales during the traditionally slower periods of the year. During the current year comparable store sales were negatively impacted in the second quarter as the Company began a major remodeling and name change campaign that resulted in the temporary closure or relocation of approximately 18 stores. These remodels and name changes were completed early in the third quarter and these 18 stores showed average sales increases during the third quarter which more than offset the impact in the second quarter. The increase was offset somewhat by reduced credit sales (representing 49.5% of sales in the current year as compared to 54.3% in the prior year) which resulted from continued changes in credit underwriting criteria and marketing efforts designed to lessen the Company's reliance on credit sales, reduce charge offs and build a portfolio consisting of more creditworthy customers.

    Finance and credit insurance fees decreased from $11.3 million in Fiscal 1998 to $9.9 million in Fiscal 1999. This decrease of $1.4 million, or 12.4%, was primarily due to the decrease in average outstanding customer receivables resulting from the closing of almost 70 stores over the last 3 years, changes in credit underwriting criteria, and lower reliance on credit to generate sales, somewhat offset by an increase in average account balance as a result of marketing efforts to appeal to a more affluent customer who buys higher priced merchandise.

    Cost of goods sold, buying and occupancy expenses were 65.7% of sales in Fiscal 1999 compared to 66.4% of sales in Fiscal 1998. Excluding amortization of the Company's reorganization value in excess of amounts allocated to identifiable assets of $1.2 million cost of goods sold, buying and occupancy expenses this year was 64.6% of sales. The reduction in cost of goods sold, buying and occupancy expenses resulted primarily from improved merchandise margins and savings in occupancy expense due to the closing of relatively high rent stores and the relocation and downsizing of the Company's headquarters.

    Selling, general and administrative expenses were $44.2 million, a decrease of $2.8 million, or 6.0% from the prior year. Selling, general and administrative expenses decreased as a percentage of net sales to 40.7% in Fiscal 1999 from 41.3% in Fiscal 1998. This improvement resulted from sales efficiencies as well as some improvements in the efficiency of the structure of the company but was offset somewhat by some fixed expenses being spread over a smaller sales base.

    The provision for doubtful accounts was $5.5 million for Fiscal 1999. This was a decrease of $1.1 million, or 16.7% from $6.6 million for Fiscal 1998. The provision was approximately 10.2% and 10.6%, of net credit sales for Fiscal 1999 and Fiscal 1998, respectively. The decrease in the provision was primarily due to closed stores, which had generated less creditworthy customer receivables, as well as the reduction in the percentage of credit sales to total sales from the continuing effects of changes in credit underwriting and marketing efforts to reduce reliance on credit to effect sales by targeting a more creditworthy customer.

    Net interest expense was $4.6 million for Fiscal 1999, a decrease of $2.4 million, or 34.3% from $7.0 million for Fiscal 1998. The decrease was due partially to interest associated with the Company's Senior Secured Notes, which was accrued during Fiscal 1998 but was not accrued during Fiscal 1999 (in accordance with SOP 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code") because such interest was not allowed under the Company's Plan of Reorganization. Upon completion of the Reorganization the amounts outstanding under the respective revolving lines of credit were reduced by an average of over $10 million. The Company also entered into a new financing agreement on October 2, 1998, which resulted in reduced amounts outstanding as well as a lower rate of interest on amounts outstanding after October 2, 1998.

    Reorganization costs consist primarily of professional fees directly related to the Chapter 11 filing and the grant of stock to management as part of the Reorganization, offset by interest earned on accumulated cash during the pendency of the Chapter 11 filing.

TAX LOSS CARRYFORWARDS

    During 1999, the Company's net operating losses were reduced by approximately $49 million as a result of debt discharge income. Pursuant to IRC 382 (1)(5), the Company's NOL's were further reduced by $27 million. At May 29, 1999, the Company had a net operating loss carryforward for federal income tax purposes of $36 million. The remaining carryforward is not subject to any annual limitation on its use. In the event of more than a 50% change in ownership of the Company prior to October 2, 2000, the annual limitation on the use of the losses will be zero. These losses begin to expire in 2012. In addition, the Company has AMT credit carryforwards of $109. These credits do not expire. The Company maintains a valuation allowance against the net deferred tax assets, which in Management's opinion reflects the net deferred tax asset that is more likely than not to be realized.

Fiscal Year Ended May 30, 1998 ("Fiscal 1998") Compared With Fiscal Year Ended May 31, 1997 ("Fiscal 1997")

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

    Cost of goods sold, buying and occupancy expenses were 66.4% of sales in Fiscal 1998 compared to 71.3% of sales in Fiscal 1997. The increase in gross margin resulted from the sale of fresher merchandise purchased during Fiscal 1998 under the new merchandising strategy, (which allowed for a reduction in competitive discounting) and a reduction in the inventory shrink percentage. In connection with the change in merchandising strategy developed by the Company's new management team, an inventory valuation reserve of $3.0 million was established as of May 31, 1997. The inventory valuation reserve was $2.2 million at May 30, 1998. The reduction of the inventory valuation reserve is the result of sales of merchandise below cost to reposition the Company's merchandise selection.

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

                               FINANCIAL CONDITION

CREDIT PROGRAM

    The Company offers its merchandise sales on credit terms to qualified customers. The Company's credit policies establish monthly payments such that the payment of the credit balance will occur, generally, over a period ranging from 24 to 36 months. The Company's customer receivables are revolving charge accounts. The Company currently collects (and has historically collected) approximately 10% of its customer receivable balances each month. Sales under the Company's credit program accounted for approximately 49.5% of Fiscal 1999 sales, net of down payments compared to 54.3% for Fiscal 1998. As of May 29, 1999 and May 30, 1998, the aggregate customer receivables balances were $50.2 million and $55.2 million, respectively. Aggregate credit collections during the fiscal year ended May 29, 1999 were $62.3 million.

    See "Note 11 Subsequent Events - Sale of Credit Portfolio to Alliance Data Systems."

INVENTORY

    At May 29, 1999, owned inventory was approximately $32.7 million, an increase of approximately $5.7 million (net of a Fresh-start reporting adjustment of $5.1 million) from May 30, 1998. This increase is a result of the Company implementing a new merchandise assortment plan, designed to target a more mature, financially sound customer, with more discretionary spending ability. The Company has recently implemented programs to liquidate additional aged merchandise that it feels no longer fits its assortment.

                         LIQUIDITY AND CAPITAL RESOURCES

GENERAL

    Upon emergence from Chapter 11 bankruptcy proceedings the DIP Financing Agreement with Bank Boston was paid off, see "Financing Transactions." In addition, settlement of claims was commenced and new common stock and warrants were issued, see "Item 1.
Business - The Company."

    The Company's operations require working capital to fund the purchase of inventory, carry its accounts receivable, make lease payments, and the funding of normal operating expenses. The seasonality of the Company's business requires a significant build-up of inventory for the Christmas holiday selling period. These seasonal inventory needs generally must be funded during the late summer and fall months because of the necessary lead-time to obtain additional inventory. Additionally, the heavy holiday selling period leads to a seasonal build-up of customer receivables that must be funded during the winter and spring months. See "Notes to Financial Statements - Note 11 Subsequent Events Sale of Credit Portfolio to Alliance Data Systems.

    The Company enters into consignment inventory agreements with its key vendors in the ordinary course of business. During Fiscal 1999, consignment inventory on hand ranged from $30 to $38 million. These amounts are excluded from the merchandise inventory balance in the financial statements.

    The Company reported cash flows used in operating activities of approximately $11.1 million for Fiscal 1999, as compared to cash flows provided by operating activities of $15.1 million for Fiscal 1998 and $8.3 million for Fiscal 1997. Cash used in operating activities for Fiscal 1999 resulted primarily from a $10.7 million increase in inventories (an increase of approximately $5.6 million net of a Fresh-Start Reporting adjustment of $5.1 million) (see "Inventory"), offset by an increase of $3.1 million in trade accounts payable.

    In addition, the Company requires working capital to fund capital expenditures. Capital expenditures for Fiscal 1999, 1998 and 1997, were $9.1 million, $3.0 million, and $7.2 million, respectively. Expenditures in Fiscal 1999 were made primarily in connection with computer equipment associated with the Company's new merchandise and financial systems, leasehold improvements associated with remodeling of nineteen stores, the build out of the Company's new headquarters, the opening of two new stores and the acquisition of five stores.

    The Company made net repayments of $12.0 million under its revolving credit facility including $11.4 million upon emergence from bankruptcy proceedings, and received $15.0 million for the issuance of new stock.

FINANCING TRANSACTIONS

    To replace the DIP Financing agreement and to provide for longer term financing on October 2, 1998, the Company entered into a three year, $50.0 million financing agreement with Foothill Capital Corporation as a lender and as agent for a lender group (the "Lenders"). The lenders will make revolving advances to the Company in amounts determined based on percentages of eligible accounts receivable and inventory. The annual rate of interest will be, at the Company's option, (i) 2.25% per annum over the Eurodollar rate or (ii) 0.5% per annum over the bank's prime rate, provided, however, that in no event will the applicable interest rate on any advance be less than 7% per annum. Interest charges are payable monthly. Upon the occurrence and during the continuation of any event of default under the financing agreement, all obligations will bear interest at a per annum rate equal to three percentage points above the otherwise applicable interest rate. As collateral for any and all obligations to the lenders under the financing agreement, the Company granted a first priority perfected security interest in and to substantially all of its owned or thereafter acquired assets, both tangible and intangible. The financing agreement contains quarterly covenants which include its meeting a minimum level of tangible net worth and prohibits the payment of dividends. The Company entered into Amendment Number One to the Loan and Security Agreement with the Lenders on April 15, 1999. The amendments under this Amendment Number One adjusted some of the covenants required of the Company under this financing agreement.

    As of May 29, 1999, the Company had direct borrowings of $45.9 million outstanding with additional credit available of approximately $4.1 million. As of May 29, 1999, the Company was in compliance with all terms of the financing agreement. See "Notes to Financial Statements - Note 11 Subsequent Events Amendment of Financing Agreement with Foothill."

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

    The Company is exposed to market risk in the form of interest rate risk. At May 29, 1999, the Company had $45.9 million outstanding under its revolving line of credit. This revolving line is priced with a variable rate based on LIBOR or a base rate, plus, in each case an applicable margin. See "Note 6 Notes Payable". An increase or decrease in interest rates would affect the interest costs relating this revolving line of credit. The Company has no interest rate swaps or other hedging facilities relating to its revolving line of credit.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Financial Statements and Financial Statement Schedule of the Company and the report of independent auditors are listed at Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEMS 10-13. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, ETC.

    The information contained in the Company's definitive Proxy Statement relating to its 1999 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days of May 29, 1999, with respect to Directors of the Registrant (Item 10), Executive Compensation (Item 11), Security Ownership of Certain Beneficial Owners and Management (Item 12), and Certain Relationships and Related Transactions (Item 13), are incorporated herein by reference in response to such items of Form 10-K. The information required by Item 10 with respect to executive officers is included in Part 4 under the caption "Executive Officers."

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Financial Statements, Financial Statement Schedules and Exhibits

1. FINANCIAL STATEMENTS

    The following are included herein under Item 8:

    Financial Statements, Financial Statement Schedules and Exhibits

    Independent Auditors' Report -- Deloitte & Touche LLP

    Balance Sheets for the Successor Company as of May 29, 1999 and the
       Predecessor Company as of May 30, 1998

    Statements of Operations for the Successor Company for the eight months ended May 29, 1999, and the Predecessor Company for the four month Period ended October 2, 1998 and the years ended May 30, 1998 and May 31, 1997

    Statements of Stockholders' Equity (Deficiency) for the three years ended
       May 29, 1999

    Statements of Cash Flows for the Successor Company for the eight months ended May 29, 1999 and the Predecessor Company for the four months ended October 2, 1998 and the years ended May 30, 1998 and May 31, 1997

    Notes to Financial Statements

2. FINANCIAL STATEMENT SCHEDULES:

II. Valuation and Qualifying Accounts

    All other schedules are omitted because they are not applicable or the required information is included in the Financial Statements or notes thereto.

3. EXHIBITS

    Exhibit No.             Exhibit

       2.1 Order Confirming Original Disclosure Statement and Plan of Reorganization, Dated April 30, 1998, Proposed by Barry's Jewelers, Inc., as modified, dated September 16, 1998 (with Plan attached).(1)

       2.2 Certificate of Ownership and Merger of Barry's Jewelers, Inc. with and into Samuels Jewelers, Inc. dated October 2, 1998.(1)

       3.1           Certificate of Incorporation of Samuels Jewelers, Inc.(1)

       3.2           Bylaws of Samuels Jewelers, Inc.(1)

       4.1 Warrant Agreement dated as of October 2, 1998 between the Company and Norwest Bank Minnesota, N.A., as Warrant Agent.(1)

       4.2 Registration Rights Agreement dated as of October 2, 1998 among the Company, The Galileo Fund, L.P., B III Capital Partners, L.P., DDJ Overseas Corporation, Paine Webber High Income Fund, Managed High Yield Fund Inc., All-American Term Trust Inc. and Paine Webber Offshore Funds PLC, The High Income Fund.(1)

       10.1(a) Loan and Security Agreement dated October 2, 1998, between the Company and Foothill Capital Corporation, as agent for certain lenders party thereto.(2)

       10.1(b) Amendment Number One to Loan and Security Agreement entered into as of April 15, 1999, among the Company, Foothill Capital Corporation and the financial institutions listed on the signature pages thereto.(3)

       10.1(c) Amendment Number Two to Loan and Security Agreement entered into as of August 30, 1999, among the Company, Foothill Capital Corporation and the financial institutions listed on the signature pages thereto, (3)

       10.2 Employment Agreement, dated as of October 2, 1998 between the Company and Randy N. McCullough.(1)

       10.3 Employment Agreement, dated as of October 2, 1998 between the Company and E. Peter Healey.(1)

       10.4 Employment Agreement, dated as of October 2, 1998 between the Company and Chad C. Haggar.(1)

       10.5 Employment Agreement, dated as of October 2, 1998 between the Company and Bill R. Edgel.(1)

       10.6 Employment Agreement, dated as of October 2, 1998 between the Company and Paul Hart.(1)

       10.7 Private Label Credit Card Agreement between World Financial Network National Bank and the Company dated as of July 27, 1999.(3)

       10.8 Purchase and Sale Agreement between World Financial Network National Bank and the Company dated as of July 27, 1999.(3)

       23.1          Consent of Independent Auditors.(3)

       27.1          Financial Data Schedule.(3)

       99.1          Press Release dated October 5, 1998.(1)


---------------

(1) Incorporated by reference to the Company's Current Report on Form 8-K filed October 6, 1998.

(2) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended August 29, 1998.

(3)  Filed herewith.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Samuels Jewelers, Inc.

September 13, 1999                           By: /s/ RANDY N. MCCULLOUGH
                                                 ------------------------------
                                                     Randy N. McCullough
                                                     President and Chief
                                                      Executive Officer

September 13, 1999                           By: /s/ E. PETER HEALEY
                                                 ------------------------------
                                                     E. Peter Healey
                                                  Executive Vice President
                                                 and Chief Financial Officer
                                                (Principal Financial Officer)

September 13, 1999                           By: /s/ ROBERT J. HERMAN
                                                 ------------------------------
                                                     Robert J. Herman
                                                 Vice President and Controller
                                                 (Principal Accounting Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated:


           SIGNATURE                     TITLE                   DATE
           ---------                     -----                   ----


/s/ DAVID BARR                          Director          September 13, 1999
----------------------------------
David Barr


/s/ DAVID J. BREAZZANO                  Director          September 13, 1999
----------------------------------
David J. Breazzano


/s/ DAVID H. EISENBERG                  Director          September 13, 1999
----------------------------------
David H. Eisenberg


/s/ E. PETER HEALEY                     Director          September 13, 1999
----------------------------------
E. Peter Healey


/s/ WENDY LANDON                        Director          September 13, 1999
----------------------------------
Wendy Landon


/s/ RANDY N. MCCULLOUGH                 Director          September 13, 1999
----------------------------------
Randy N. McCullough


/s/ JERRY WINSTON                       Director          September 13, 1999
----------------------------------
Jerry Winston

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Samuels Jewelers, Inc.
Austin, Texas


We have audited the accompanying balance sheets of Samuel's Jewelers, Inc. as of May 29, 1999 (Successor Company balance sheet) and May 30, 1998 (Predecessor Company balance sheet), and the related statements of operations, shareholders' equity (deficiency) and cash flows for the eight months ended May 29, 1999 (Successor Company operations), the four months ended October 2, 1998, and the years ended May 30, 1998 and May 31, 1997, (Predecessor Company operations). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 1 to the financial statements, on September 16, 1998, the Bankruptcy Court entered an order confirming the plan of reorganization which became effective after the close of business on October 2, 1998. Accordingly, the accompanying financial statements have been prepared in conformity with AICPA Statement of Position 90-7, "Financial Reporting for Entities in Reorganization Under the Bankruptcy Code," for the Successor Company as a new entity with assets, liabilities, and a capital structure having carrying values not comparable with prior periods as described in Note 1.

In our opinion, the Successor Company financial statements present fairly, in all material respects, the financial position of Samuel's Jewelers, Inc. as of May 29, 1999, and the results of its operations and its cash flows for the eight months ended May 29, 1999 in conformity with generally accepted accounting principles. Further, in our opinion, the Predecessor Company financial statements referred to above present fairly, in all material respects, the financial position of the Predecessor Company as of May 30, 1998, and the results of its operations and its cash flows for the four months ended October 2, 1998 and the years ended May 30, 1998 and May 31, 1997 in conformity with generally accepted accounting principles.




Dallas, Texas
September 10, 1999

                             SAMUELS JEWELERS, INC.
                                 BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)



                             ASSETS (Notes 1 and 6)



                                                                                    Successor      Predecessor
                                                                                      May 29,        May 30,
                                                                                       1999            1998
                                                                                   ------------    ------------

Current assets:
   Cash and cash equivalents ...................................................   $      1,456    $     19,301
   Customer receivables, net of allowances for doubtful accounts of
        $5,120 (1999) and $7,099 (1998) ........................................         45,098          48,076
   Merchandise inventories (Notes 3 and 8) .....................................         32,684          26,993
   Prepaid expenses and other current assets ...................................          1,207           1,569
                                                                                   ------------    ------------
Total current assets ...........................................................         80,445          95,939
                                                                                   ------------    ------------
Property and equipment: (Note 2)
   Leasehold improvements, furniture and fixtures ..............................         15,396          17,824
   Computers and equipment .....................................................          4,334           5,724
                                                                                   ------------    ------------
                                                                                         19,730          23,548
   Less: accumulated depreciation and amortization .............................          2,109          10,250
                                                                                   ------------    ------------
   Net property and equipment ..................................................         17,621          13,298
Other assets ...................................................................            631           1,495
Reorganization value in excess of amounts allocated to identifiable assets,
   Net .........................................................................         16,512              --
                                                                                   ------------    ------------
Total assets ...................................................................   $    115,209    $    110,732
                                                                                   ============    ============

                LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
                                (Notes 1 and 6)

Current liabilities:
   Notes payable (Note 6) ......................................................   $     45,893    $         --
   Accounts payable - trade ....................................................         12,157           9,086
   Other accrued liabilities (Note 4) ..........................................         13,304           9,698
                                                                                   ------------    ------------
Total current liabilities ......................................................         71,354          18,784
Liabilities subject to compromise under reorganization proceedings
  (Note 5) .....................................................................             --         126,812
                                                                                   ------------    ------------
Commitments and contingencies (Note 8)
Shareholders' equity (deficiency): (Notes 1 and 9)
   Common stock, no par value; authorized 8,000,000 shares; issued and
      outstanding, 4,029,372 shares at May 30, 1998 ............................             --          33,247
   Common stock, $.001 par value; authorized 20,000,000 shares; issued
      and  outstanding, 5,001,800 shares at May 29, 1999 .......................              5              --
   Additional paid in capital ..................................................         48,346              --
   Deferred compensation .......................................................         (1,251)             --
   Notes receivable ............................................................           (771)             --
   Accumulated deficit .........................................................         (2,474)        (68,111)
                                                                                   ------------    ------------
Total shareholders' equity (deficiency) ........................................         43,855         (34,864)
                                                                                   ------------    ------------
Total liabilities and shareholders' equity (deficiency) ........................   $    115,209    $    110,732
                                                                                   ============    ============


                       See Notes to Financial Statements.

                             SAMUELS JEWELERS, INC.
                            STATEMENTS OF OPERATIONS
            (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                   Successor      Predecessor
                                                                  Eight Months    Four Months            Predecessor
                                                                    Ended           Ended            For the Years Ended
                                                                    May 29,       October 2,        May 30,         May 31,
                                                                     1999            1998            1998            1997
                                                                 ------------    ------------    ------------    ------------

Net sales ....................................................   $     81,043    $     27,494    $    113,873    $    130,446
Finance and credit insurance fees ............................          6,517           3,397          11,316          13,900
                                                                 ------------    ------------    ------------    ------------
                                                                       87,560          30,891         125,189         144,346
                                                                 ------------    ------------    ------------    ------------
Costs and expenses:
   Cost of goods sold, buying and occupancy ..................         52,198          19,091          75,567          93,002
   Selling, general and administrative expenses ..............         31,217          12,980          47,045          57,036
   Provision for doubtful accounts ...........................          4,017           1,492           6,586          18,766
   Impairment loss (Note 2) ..................................             --              --              --           3,947
   Restructuring expenses (Note 1) ...........................             --              --              --           1,336
                                                                 ------------    ------------    ------------    ------------
                                                                       87,432          33,563         129,198         174,087
                                                                 ------------    ------------    ------------    ------------
Operating (loss) income ......................................            128          (2,672)         (4,009)        (29,741)
Interest expense, net (excludes $5,989 of interest expense
   in Fiscal 1998 on Senior Secured Notes, Note 6) ...........          2,202           2,367           7,025          12,745
                                                                 ------------    ------------    ------------    ------------
Loss before reorganization items, income taxes, and
   extraordinary item ........................................         (2,074)         (5,039)        (11,034)        (42,486)
Reorganization items
   Fresh-start adjustments (Note 1) ..........................             --         (66,042)             --              --
   Reorganization costs (Note 10) ............................            400           4,437          11,134           2,322
                                                                 ------------    ------------    ------------    ------------

Earnings (loss) before income taxes and extraordinary
   item ......................................................         (2,474)         56,566         (22,168)        (44,808)
Income taxes (Note 7) ........................................             --              --              --             284
                                                                 ------------    ------------    ------------    ------------
Earnings (loss) before extraordinary item ....................         (2,474)         56,566         (22,168)        (45,092)
Extraordinary item (Note 1) ..................................             --          11,545              --            (876)
                                                                 ------------    ------------    ------------    ------------
Net earnings (loss) ..........................................   $     (2,474)   $     68,111    $    (22,168)   $    (45,968)
                                                                 ============    ============    ============    ============

Basic and Diluted Per share data:
   Earnings (loss) before extraordinary item .................   $      (0.49)          11.31    $      (5.50)         (11.25)
   Extraordinary item (Note 1) ...............................   $         --            2.31    $         --           (0.22)
                                                                 ------------    ------------    ------------    ------------
   Net earnings (loss) .......................................   $      (0.49)   $      13.62    $      (5.50)   $     (11.47)
                                                                 ============    ============    ============    ============
   Weighted-average number of common shares
     outstanding .............................................          5,002           5,002           4,029           4,007
                                                                 ============    ============    ============    ============


                       See Notes to Financial Statements.

                             SAMUELS JEWELERS, INC.
                STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
                       (DOLLARS AND SHARES IN THOUSANDS)



                                                                         Predecessor                 Successor
                                                                         Common Stock               Common Stock
                                                                  ------------------------    -----------------------
                                                                    Shares        Amount        Shares        Amount
                                                                  ----------    ----------    ----------   ----------

Balance at May 31, 1996 .......................................        3,999    $   33,196
Net loss for the year .........................................
Shares issued pursuant to employment contracts (Note 9) .......           20            37
Shares  issued  pursuant to employee stock purchase Plan
(Note 9) ......................................................           10            14

Balance at May 31, 1997 .......................................        4,029        33,247
Net loss for the year .........................................
Balance at May 30, 1998 .......................................        4,029        33,247
Net income for the four months ended October 2, 1998 ..........
Fresh-start reporting adjustment ..............................       (4,029)      (33,247)
Exchange of senior secured notes for stock ....................                                    2,500   $        2
Shares issued pursuant to plan of reorganization ..............                                    2,502            3
Deferred compensation (Note 9) ................................
Notes receivable (Note 9) .....................................
Net loss for the eight months ended May 29, 1999 ..............
                                                                  ----------    ----------    ----------   ----------
Balance at May 29, 1999 .......................................           --    $       --         5,002   $        5
                                                                  ==========    ==========    ==========   ==========




                                                                                                           Retained
                                                                 Additional      Deferred      Notes       Earnings
                                                              Paid in Capital  Compensation  Receivable   (Deficit)        Total
                                                              ---------------  ------------  ----------   ----------    ----------


Balance at May 31, 1996 ....................................                                               $       25    $   33,221
Net loss for the year ......................................                                                  (45,968)      (45,968)
Shares issued pursuant to employment contracts (Note 9) ....                                                                     37
Shares  issued  pursuant to employee  stock  purchase  Plan
(Note 9) ...................................................                                                                     14

                                                               --------------- ------------   ----------   ----------    ----------
Balance at May 31, 1997 ....................................                                                  (45,943)      (12,696)
Net loss for the year ......................................                                                  (22,168)      (22,168)

                                                               --------------- ------------   ----------   ----------    ----------
Balance at May 30, 1998 ....................................                                                  (68,111)      (34,864)
Net income for the four months ended October 2, 1998 .......                                                   68,111        68,111
Fresh-start reporting adjustment ...........................                                                                (33,247)
Exchange of senior secured notes for stock .................   $        32,086                                               32,088
Shares issued pursuant to plan of reorganization ...........            16,260                                               16,263
Deferred compensation (Note 9) .............................                   $     (1,251)                             $   (1,251)
Notes receivable (Note 9) ..................................                                  $     (771)                      (771)
Net loss for the eight months ended May 29, 1999 ...........                                                   (2,474)       (2,474)
                                                               --------------- ------------   ----------   ----------    ----------
Balance at May 29, 1999 ....................................   $        48,346 $     (1,251)  $     (771)  $   (2,474)   $   43,855
                                                               =============== ============   ==========   ==========    ==========





                       See Notes to Financial Statements.

                             SAMUELS JEWELERS, INC.
                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                    Successor Co.    Predecessor Co.
                                                                    Eight Months       Four Months            Predecessor Co.
                                                                       Ended              Ended             For the Years Ended
                                                                       May 29,          October 2,         May 30,       May 31,
                                                                        1999               1998             1998          1997
                                                                   ---------------    ---------------    ----------    ----------

Cash Flows from Operating Activities:
  Net loss .....................................................   $        (2,474)   $        68,111    $  (22,168)   $  (45,968)
  Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
     Fresh-start adjustments ...................................                --            (66,042)
     Extraordinary item - gain on forgiveness of debt ..........                --            (11,545)           --            --
     Depreciation and amortization .............................             3,292              1,341         4,166         4,992
     Impairment of long-lived assets ...........................                --                 --            --         3,947
     Extraordinary loss ........................................                --                 --            --           876
     Compensation on issuance of common stock ..................                --                 --            --            37
     Provision for doubtful accounts ...........................             4,017              1,492         6,586        18,766
     Inventory valuation allowance .............................                --                 --          (815)        3,033
     Loss on sale or abandonment of property and equipment .....               315                 --         2,132           311
     Deferred income taxes .....................................                --                 --            --            50
     Management stock grant ....................................                --                417            --            --
  Changes in assets and liabilities:
     Customer receivables ......................................            (5,183)             2,652          (110)       (4,598)
     Merchandise inventories ...................................            (6,155)            (4,592)        9,700        10,152
     Prepaid expenses and other current assets .................              (190)               552           573          (111)
     Other assets ..............................................              (148)               (21)         (141)       (2,385)
     Restructuring and reorganization costs ....................                --                 --         3,090         2,752
     Accounts payable-- trade ..................................              (545)             3,616         8,865         6,728
     Other accrued liabilities .................................            (1,936)             1,921         3,182         9,681
                                                                   ---------------    ---------------    ----------    ----------
          Net cash provided by (used in) operating
            activities .........................................            (9,007)            (2,098)       15,060         8,263
                                                                   ---------------    ---------------    ----------    ----------
Cash Flows from Investing Activities:
  Purchase of property and equipment ...........................            (6,478)            (2,641)       (3,081)       (7,158)
  Proceeds from sale of assets .................................               100                 --            --            74
                                                                   ---------------    ---------------    ----------    ----------
          Net cash used in investing activities ................            (6,378)            (2,641)       (3,081)       (7,084)
                                                                   ---------------    ---------------    ----------    ----------
Cash Flows from Financing Activities:
  Net borrowing (repayments) under revolving credit
     facility ..................................................              (565)           (11,397)           --        49,666
  Issuance of common stock .....................................            15,012                 --            --            --
  Notes receivable .............................................              (771)                --            --            --
  Net (repayments) borrowings under securitization
     facility ..................................................                --                 --            --       (45,119)
  Proceeds from employee stock purchase plan ...................                --                 --            --            14
  Principal payments on long-term debt .........................                --                 --            --          (183)
                                                                   ---------------    ---------------    ----------    ----------
          Net cash provided by financing activities ............            13,676            (11,397)           --         4,378
                                                                   ---------------    ---------------    ----------    ----------
Net increase in cash and cash equivalents ......................            (1,709)           (16,136)       11,979         5,557
Cash and cash equivalents at beginning of year .................             3,165             19,301         7,322         1,765
                                                                   ---------------    ---------------    ----------    ----------
Cash and cash equivalents at end of year .......................   $         1,456    $         3,165    $   19,301    $    7,322
                                                                   ===============    ===============    ==========    ==========
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
     Interest ..................................................   $         1,958    $         2,060    $    5,760    $    8,364
     Income taxes ..............................................   $            --    $            --    $       --    $       30
Noncash investing and financing activities:
  Merchandise inventory returned in exchange for pre-petition ..   $            --    $            --    $    5,496    $       --
     liabilities (Notes 1 and 5)
  Exchange of Senior Notes for Common Stock (Note 1)  ..........   $        32,088    $            --    $       --    $       --
  Deferred compensation (Notes 1 and 9) ........................   $        (1,251)   $            --    $       --    $       --



                       See Notes to Financial Statements.

                             SAMUELS JEWELERS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE EIGHT MONTH PERIOD ENDED MAY 29, 1999,
                  THE FOUR MONTH PERIOD ENDED OCTOBER 2, 1998,
                       THE FISCAL YEAR ENDED MAY 30 1998,
                     AND THE FISCAL YEAR ENDED MAY 31, 1997
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1. REORGANIZATION AND BASIS OF PRESENTATION

REORGANIZATION

Samuels

    Samuels Jewelers, Inc. ("Samuels" or the "Company"), was created in August, 1998 for the purpose of acquiring the assets of Barry's Jewelers, Inc. ("Barry's") as part of Barry's Plan of Reorganization (the "Plan") which was confirmed by the U.S Bankruptcy Court on September 16, 1998, and consummated on October 2, 1998 (the "Reorganization"). Samuels is incorporated in Delaware and was initially funded by $15 million of new equity provided by the former bondholders of Barry's who also consented to the conversion of their $50 million of Barry's bonds into equity of Samuels Jewelers, Inc.

    On May 11, 1997, (the "Petition Date"), Barry's filed a voluntary petition for reorganization under Chapter 11 in the United States Bankruptcy Court for the Central District of California, Los Angeles Division (the "Bankruptcy Court"). After the Petition Date, Barry's continued in possession of its properties and, as Debtor-in-Possession, was authorized to operate and manage its businesses and enter into all transactions (including obtaining services, inventories, and supplies) that it could have entered into in the ordinary course of business without approval of the Bankruptcy Court.

    On September 16, 1998, the Bankruptcy court entered an order (the "Confirmation Order") confirming Barry's Original Disclosure Statement and Plan of Reorganization dated April 30, 1998, as Modified (as so modified and confirmed, the "Plan"). A copy of the Plan and the Confirmation Order are attached as Exhibits to Barry's Current Report on Form 8-K dated September 16, 1998. Please refer to such documents for more information.

    Upon emergence from Chapter 11 proceedings and with regard to the second quarter of Fiscal 1999 and fiscal periods thereafter, the Company adopted the fresh start reporting requirements of AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" during the second quarter of Fiscal 1999. In accordance with the fresh start reporting requirements, the reorganization value of the Company has been allocated to the Company's assets in conformity with the procedures specified by the Accounting Principles Board Opinion 16, Business Combinations. In addition the accumulated deficit of the Company was eliminated and its capital structure was revalued in accordance with the Plan. The Company has recorded the effects of the Plan and Fresh-Start Reporting as of October 2, 1998. The adjustment to eliminate the Company's accumulated deficit totaled $77.6 million of which $11.6 million was forgiveness of debt and the remaining $66.0 million was Fresh-Start adjustments.

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

    The plan also provided for the payment of certain administrative claims, including tax claims, bank secured claims, and other allowed claims. Holders of Class 6 general unsecured claims are receiving payment at a rate of $.15 for each dollar of their allowed claims.

    On October 2, 1998, as part of its plan of reorganization, Barry's was merged into Samuels.

    The financial statements contained within this report are for Samuels Jewelers, Inc. after October 2, 1999. Nevertheless, the Company is providing the information with regard to Barry's Jewelers, Inc. as of and prior to that time under its obligation, as set forth in the Securities and Exchange Act regulations. Thus, as used herein, the Company, refers to Samuels for period after October 2, 1998 and to Barry's for periods through October 2, 1998.

BASIS OF PRESENTATION

    The results of operations and cash flows for the four months ended October 2, 1998 and for the years ended May 30, 1998 and May 31, 1997, include operations prior to the Company's emergence from Chapter 11 proceedings (referred to as "Predecessor Company") and the effects of Fresh-Start Reporting. The results of operations and cash flows for the eight months ended May 29, 1999 include operations subsequent to the Company's emergence from Chapter 11 proceedings (referred to as "Successor Company")and reflect the effects of Fresh-Start Reporting. As a result, the net income for the eight months ended May 29, 1999 is not comparable with prior periods and the net income for the year-to-date period ended May 29, 1999 is divided into Successor Company and Predecessor Company and is also not comparable with prior periods. In addition, the balance sheet as of May 29, 1999 is not comparable to prior periods for the reasons discussed above.

    The reorganized value of the Company's common equity of $47.1 million was determined by the Company, with the assistance of financial advisors, by reliance on the Discounted Cash Flow method using the weighted average cost of capital. The reorganized value of the Company has been allocated to specific asset categories pursuant to Fresh-Start Reporting. Reorganization Value in Excess of Amounts Allocated to Identifiable Assets reflects the difference in the Company's stock valuation and the Company's net assets. The Company is amortizing the Reorganization Value in Excess of Amounts Allocated to Identifiable Assets over ten years.

    The adoption of the Fresh-start reporting requirements had the following effect on the Company's unaudited Condensed Balance Sheet dated October 2, 1999:



                                                                          Pre-          Debt       Exchange
                                                                      Confirmation    Discharge    of Stock
                                                                      ------------    ---------    --------
                                                     ASSETS
Current assets:
   Cash and cash equivalents ......................................   $     14,562    $ (11,397)   $      --
   Customer receivables, net ......................................         43,932           --           --
   Merchandise inventories ........................................         31,585           --           --
   Prepaid expenses and other current assets ......................          1,017           --           --
                                                                      ------------    ---------    ---------
Total current assets ..............................................         91,096      (11,397)          --

Net property and equipment ........................................         14,905           --           --
Other assets ......................................................          1,209         (718)          --
Reorganization value in excess of amounts allocated to
identifiable assets, net ..........................................             --           --           --
                                                                      ------------    ---------    ---------
Total assets ......................................................   $    107,210    $ (12,115)   $      --
                                                                      ============    =========    =========

                              LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
   Accounts payable - trade .......................................   $     12,702    $      --    $      --
   Other accrued liabilities ......................................         11,932        3,308           --
                                                                      ------------    ---------    ---------
Total current liabilities .........................................         24,634        3,308           --

Liabilities subject to compromise under reorganization
proceedings .......................................................        126,499      (73,426)     (53,073)
Long-term debt ....................................................             --       46,458           --
Shareholders' equity (deficiency):
   Common stock, no par value; authorized 8,000,000 shares;
      Issued and outstanding, 4,029,372 shares at May 30, 1998 ....         33,247           --      (33,247)
   Common stock, $.001 par value; authorized 20,000,000
      Shares; issued and outstanding, 5,001,800 shares at May
      29, 1999 ....................................................             --           --            2
   Additional paid in capital .....................................            417           --       86,318
   Accumulated deficit ............................................        (77,587)      11,545           --
                                                                      ------------    ---------    ---------
Total shareholders' equity (deficiency) ...........................        (43,923)      11,545       53,073
                                                                      ------------    ---------    ---------
Total liabilities and shareholders' deficiency ....................   $    107,210    $ (12,115)   $      --
                                                                      ============    =========    =========

                                                                                    Additional
                                                                     Fresh-Start  Capitalization    Adjusted
                                                                     -----------  --------------   ---------

Current assets:
   Cash and cash equivalents ......................................   $      --    $         --    $   3,165
   Customer receivables, net ......................................          --              --       43,932
   Merchandise inventories ........................................      (5,056)             --       26,529
   Prepaid expenses and other current assets ......................          --              --        1,017
                                                                      ---------    ------------    ---------
Total current assets ..............................................      (5,056)             --       74,643

Net property and equipment ........................................      (1,238)             --       13,667
Other assets ......................................................          --              --          491
Reorganization value in excess of amounts allocated to
identifiable assets, net ..........................................      17,687              --       17,687
                                                                      ---------    ------------    ---------
Total assets ......................................................   $  11,393    $         --    $ 106,488
                                                                      =========    ============    =========

Liabilities and Shareholders' Equity (Deficiency)
Current liabilities:
   Accounts payable - trade .......................................   $      --    $         --    $  12,702
   Other accrued liabilities ......................................          --              --       15,240
                                                                      ---------    ------------    ---------
Total current liabilities .........................................          --              --       27,942

Liabilities subject to compromise under reorganization
proceedings .......................................................          --              --           --
Long-term debt ....................................................          --         (15,012)      31,446
Shareholders' equity (deficiency):
   Common stock, no par value; authorized 8,000,000 shares;
      Issued and outstanding, 4,029,372 shares at May 30, 1998 ....          --              --           --
   Common stock, $.001 par value; authorized 20,000,000
      Shares; issued and outstanding, 5,001,800 shares at May
      29, 1999 ....................................................          --               3            5
   Additional paid in capital .....................................     (54,649)         15,009       47,095
   Accumulated deficit ............................................      66,042              --           --
                                                                      ---------    ------------    ---------
Total shareholders' equity (deficiency) ...........................      11,393          15,012       47,100
                                                                      ---------    ------------    ---------
Total liabilities and shareholders' deficiency ....................   $  11,393    $         --    $ 106,488
                                                                      =========    ============    =========

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Fiscal Year. The Company changed its fiscal year end during 1998 from May 31 to the Saturday closest to May 31. The Company's fiscal years ended May 29, 1999 ("Fiscal 1999"), May 30, 1998 ("Fiscal 1998") and May 31, 1997 ("Fiscal 1997"),
may be referred to herein as such.

    Cash and Cash Equivalents. The Company considers all highly liquid investments with an original maturity at date of purchase of three months or less to be cash equivalents.

    Customer Receivables. The Company offers its merchandise on credit terms to qualified customers. The Company's policy is to attempt to obtain a cash down payment on all credit sales, with remaining monthly payments established such that the payment of the credit balance will occur, generally, over a period ranging from 24 to 36 months. In accordance with industry practice, customer receivables are included in current assets in the Company's balance sheet. The Company routinely assesses the collectibility of its customer receivables. See "Note 11 Subsequent Events - Sale of Credit Portfolio to Alliance Data Systems."

    Merchandise Inventories. Merchandise inventories, substantially all of which represent finished goods, are stated at the lower of cost or market. Cost is determined using the average cost method.

    Property and Equipment. Property and equipment in existence at October 2, 1998 were stated at fair values as of that date pursuant to fresh start reporting adopted in connection with the Reorganization. Additions since October 2, 1998 are stated at cost.

    Depreciation and amortization of leasehold improvements, furniture and fixtures, computers and equipment are computed by the straight-line method over the lesser of related lease terms or the estimated useful lives of such assets as set forth in the following table:


                                  USEFUL LIVES
                                    IN YEARS
                                  ------------

Leasehold improvements ............   10-15
Furniture and fixtures ............    5-10
Computers and equipment ...........       5


    Impairment of Long-lived Assets. Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed of," requires an entity to review long-lived assets for impairment and recognize a loss if expected future cash flows are less than the carrying amount of the assets; such losses are measured as the difference between the carrying value and the estimated fair value of the assets. The estimated fair value is determined based on expected future cash flows. The Company adopted this standard in Fiscal 1997 and recognized an impairment loss of approximately $3.9 million. This impairment loss is comprised of leasehold improvements and fixtures at 37 closed stores, as well as computer equipment and software related to the Company's plan to replace its merchandise management and point-of-sale systems.

    Deferred Debt Issuance. Deferred debt issuance costs are reported on the Company's balance sheet as other assets and are being amortized on a straight-line basis over the terms of the related financing agreements.

    Revenue Recognition. The Company recognizes revenue upon delivery of merchandise to the customer and either the receipt of a cash payment or approval of a credit agreement.

    Reorganization Costs. Expenditures directly related to the Chapter 11 filing are classified as reorganization costs and are expensed as incurred. See "Note 10 Reorganization costs."

    Income Taxes. Income taxes are computed using the liability method. The provision for income taxes includes income taxes payable for the current period and the deferred income tax consequences of transactions that have been recognized in the Company's financial statements or income tax returns. The carrying value of deferred income tax assets is determined based on an evaluation of whether the realization of such assets is more likely than not. Temporary differences result primarily from accrued liabilities, valuation allowances, depreciation and amortization, and state franchise taxes. The valuation allowance is reviewed periodically to determine the amount of deferred tax asset considered realizable.

    (Loss) per Share. The Company computes earnings per share in accordance with SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires the Company to present basic and diluted earnings per share on the face of the income statement. Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the sum of the weighted average number of common shares outstanding for the period plus the assumed exercise of all dilutive securities. However, in the case of a loss per share, dilutive securities outstanding would be antidilutive and would, therefore, be excluded from the computation of diluted earnings per share. The weighted-average number of shares used to calculate basic earnings per share was 5,001,800 for Fiscal 1999. Diluted earnings per share were the same as basic earnings per share.

    Accounting for Stock-based Compensation. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" ("SFAS No. 123") requires compensation expense equal to the fair value of an option grant to be estimated using accepted option-pricing formulas when an option is granted. The compensation may either be charged to the statement of operations or set forth as pro forma information in the footnotes to the financial statements, depending on the method elected by the Company upon adoption of the standard. During Fiscal 1997, the Company adopted the disclosure requirements of SFAS No. 123 and elected to continue using the intrinsic value method prescribed in Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," for stock option expense recognition and has disclosed the proforma effects of SFAS No. 123. See "Note 9 Shareholders' Equity (Deficiency)."

    Disclosure about Segments of an Enterprise and Related Information. Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131") became effective for years beginning after December 15, 1997. The Company is not engaged in multiple businesses or geographic segments requiring separate disclosure under SFAS No. 131.

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

    Fair Market Value of Financial Instruments. The carrying amounts of notes payable and trade accounts payable approximate fair value because of the short maturity of these financial instruments.

    Reclassifications. Certain previously reported amounts were reclassified to conform to current year presentations.

3. INVENTORY VALUATION

    In connection with the implementation of fresh-start reporting, the Company increased its inventory valuation reserve to $7,274 at October 2, 1998 in order to adjust the carrying value of its inventory to its net realizable value. The inventory valuation reserve was $5,336 at May 29, 1999 and $2,218 at May 30, 1998. The reduction in the inventory valuation reserve is the result of sales of aged merchandise below normal margin levels.

4. OTHER ACCRUED LIABILITIES

    Other accrued liabilities consist of the following as of the fiscal years ended May:


                                       Successor   Predecessor
                                         1999         1998
                                      ----------   ----------

Accrued wages and benefits ........   $    2,472   $    3,450
Accrued bankruptcy claims .........        2,071           --
Accrued professional fees .........        1,922        1,766
Sales tax .........................          694          686
Layaway and customer refunds ......          414          489
Accrued interest ..................          254          790
Other accrued expenses ............        5,477        2,517
                                      ----------   ----------
                                      $   13,304   $    9,698
                                      ==========   ==========

5. LIABILITIES SUBJECT TO COMPROMISE UNDER REORGANIZATION PROCEEDINGS

    Liabilities subject to compromise under reorganization proceedings consists of the following as of the fiscal years ended May:


                                                                         Successor    Predecessor
                                                                            1999        1998
                                                                         ----------   -----------
Secured liabilities:
  Borrowings outstanding under Revolving Credit Agreement (Note ..  ..   $       --   $   57,855
     6)
  Senior Secured Notes (includes interest payable of $3,073
     Accrued through Petition Date) (Note 6) .........................                    53,073
  Other notes payable and capital lease obligations ..................           --           88
                                                                         ----------   ----------
                                                                                 --      111,016
                                                                         ----------   ----------
Unsecured liabilities:
  Trade accounts payable .............................................                     4,870
  Other accrued expenses (includes restructuring and
     Reorganization expenses) ........................................           --       10,926
                                                                         ----------   ----------
                                                                                 --       15,796
                                                                         ----------   ----------
                                                                         $       --   $  126,812
                                                                         ==========   ==========

    In accordance with the Plan, these liabilities subject to compromise were resolved on the Effective Date.

6. NOTES PAYABLE

    On October 2, 1998, the Company entered into a three year, $50.0 million financing agreement with Foothill Capital Corporation as a lender and as agent for a lender group (the "Lenders"). The lenders will make revolving advances to the Company in amounts determined based on percentages of eligible accounts receivable and inventory. The annual rate of interest will be, at the Company's option, (i) 2.25% per annum over the Eurodollar rate or (ii) 0.5% per annum over the bank's prime rate, provided, however, that in no event will the applicable interest rate on any advance be less than 7% per annum. Interest charges are payable monthly. Upon the occurrence and during the continuation of any event of default under the financing agreement, all obligations will bear interest at a per annum rate equal to three percentage points above the otherwise applicable interest rate. As collateral for any and all obligations to the lenders under the financing agreement, the Company granted a first priority perfected security interest in and to substantially all of its owned or thereafter acquired assets, both tangible and intangible. The financing agreement contains quarterly covenants which include its meeting a minimum level of tangible net worth and prohibits the payment of dividends. See "Note 11 Subsequent Events - Amendment to Financing Agreement with Foothill."

    At May 29, 1999 the Company had direct borrowings of $45.9 million outstanding under the revolving line of credit, all of which was classified as current, with an interest rate of 8.25% on $2.9 million, 7.25% on 18.0 million and 7.24% on $25.0 million. The weighted average interest rate for the eight months ended May 29, 1999 was 7.56%. At May 29, 1999 the Company had additional credit available of approximately $4.1 million.

7. INCOME TAXES

    During 1999, the Company's net operating losses were reduced by approximately $49 million as a result of debt discharge income. Pursuant to IRC 382 (1)(5), the Company's NOL's were further reduced by $27 million. At May 29, 1999, the Company had a net operating loss carryforward for federal income tax purposes of $36 million. The remaining carryforward is not subject to any annual limitation on its use. In the event of more than a 50% change in ownership of the Company prior to October 2, 2000, the annual limitation on the use of the losses will be zero. These losses begin to expire in 2012. In addition, the Company has AMT credit carryforwards of $109. These credits do not expire. The Company maintains a valuation allowance against the net deferred tax assets, which in Management's opinion reflects the net deferred tax asset that is more likely than not to be realized.

    The provision for income taxes includes the following:

                               SUCCESSOR   PREDECESSOR
                             FOR THE EIGHT FOR THE FOUR      PREDECESSOR
                             MONTHS ENDED  MONTHS ENDED  FOR THE FISCAL YEARS
                                MAY 29,     OCTOBER 2,        ENDED MAY
                                 1999         1998         1998        1997
                             ------------- ------------  --------    --------
       Current:
         Federal ........        $ --         $ --         $ --        $204
         State ..........          --           --           --          30
                                 ----         ----         ----        ----
                                   --           --           --         234
       Deferred:
         Federal ........          --           --           --          50
         State ..........          --           --           --          --
                                 ----         ----         ----        ----
                                   --           --           --          50
                                 ----         ----         ----        ----
                                 $ --         $ --         $ --        $284
                                 ====         ====         ====        ====

    The Company's effective tax rate differs from the statutory federal income tax rate as follows:

                             SUCCESSOR   PREDECESSOR
                           FOR THE EIGHT FOR THE FOUR         PREDECESSOR
                           MONTHS ENDED  MONTHS ENDED     FOR THE FISCAL YEARS
                              MAY 29,     OCTOBER 2,           ENDED MAY
                               1999         1998           1998          1997
                           ------------- ------------    --------      --------
Statutory rate ........        (35.0)%       (35.0)%       (35.0)%       (35.0)%
Surtax benefit ........         1.0           1.0           1.0           1.0
Valuation allowance ...        34.0          34.0          34.0          35.4
Other .................          --            --            --          (0.8)
                               ----          ----          ----          ----
                                0.0%          0.0%          0.0%          0.6%
                               ====          ====          ====          ====

    Significant components of the Company's deferred income taxes are as follows:

                                                SUCCESSOR       PREDECESSOR
                                                 MAY 29,          MAY 30,
                                                  1999             1998
                                                ---------       -----------
      Current tax assets:
        Reserve for bad debts ..............    $  2,233         $  3,081
        Inventory ..........................         705              584
        Vacation accrual ...................         358              341
        State Franchise taxes ..............         991           (1,018)
        Restructuring reserve ..............       3,053            3,617
        Other ..............................          (8)              --
                                                --------         --------
                                                   7,332            6,605
                                                ========         ========
      Noncurrent tax assets:
        State franchise taxes ..............        (818)          (1,218)
        Property and equipment .............      (1,138)          (1,237)
        Net operating loss carryforwards ...       2,558           40,368
        Other ..............................       2,159            1,006
                                                --------         --------
                                                   2,761           38,919
                                                --------         --------
      Total deferred tax assets ............      10,093           45,524
      Valuation allowance ..................      (9,982)         (45,452)
                                                --------         --------
      Net deferred tax assets ..............    $    111         $     72
                                                ========         ========

8. COMMITMENTS AND CONTINGENCIES

    The Company leases store and office facilities and certain equipment used in its regular operations under operating leases, which expire at various dates through 2010. The store leases provide for additional rentals based upon sales and for payment of taxes, insurance and certain other expenses. Rent expense charged to operations is as follows for the fiscal years ended May:


                              SUCCESSOR    PREDECESSOR
                            FOR THE EIGHT  FOR THE FOUR          PREDECESSOR
                            MONTHS ENDED   MONTHS ENDED      FOR THE FISCAL YEARS
                              MAY 29,       OCTOBER 2,            ENDED MAY
                                1999           1998           1998           1997
                            -------------  ------------     -------        -------
Minimum rentals ......        $ 5,078        $ 2,620        $ 9,373        $11,616
Contingent rentals ...          1,218            536          2,216          2,706
                              -------        -------        -------        -------
                              $ 6,296        $ 3,156        $11,589        $14,322
                              =======        =======        =======        =======

    Included in the above table is rent expense paid to officers/shareholders related to certain stores and the office facility of $0, $683 and $649, respectively for the fiscal years ended May 1999, 1998 and 1997.

    Minimum rental commitments for all remaining noncancelable leases in effect as of May 29, 1999 are as follows for the fiscal years ended May:

                       2000.............    $  7,034
                       2001.............       6,391
                       2002.............       5,842
                       2003.............       5,516
                       2004.............       4,882
                       Thereafter.......      13,835
                                            --------
                                            $ 43,500
                                            ========

    The Company enters into consignment inventory agreements with its key vendors in the ordinary course of business. During Fiscal 1999, consignment inventory on hand ranged from $30 to $38 million. These amounts are excluded from the merchandise inventory balance on the accompanying balance sheet. Consignment inventory was approximately $30.1 million and $32.0 at May 29, 1999 and May 30, 1998, respectively.

    The Company is from time to time involved in routine litigation incidental to the conduct of its business. Based upon discussions with legal counsel, management believes that its litigation currently pending, other than its Chapter 11 proceedings previously discussed, will not have a material adverse effect on the Company's financial position or results of operations.

9. SHAREHOLDERS' EQUITY (DEFICIENCY)

    Stock Option Plans. In 1998 the Company adopted a stock option plan for certain of its officers and key employees. The number of shares of common stock that can be purchased pursuant to this plan cannot exceed 500,000 and must be granted prior to October 2, 2008. The exercise price for options granted under this plan may not be less than the fair market value of the Company's common stock at the date of grant. These options become exercisable over a four year period and vest at 25% per year. At May 29, 1999, the Company had 231,200 options outstanding with an exercise price of $6.67 per share.

    In 1998 the Company also adopted a stock option plan for its non-employee directors. The number of shares of common stock that can be purchased pursuant to this plan cannot exceed 250,000 and must be granted prior to September 30, 2008. The exercise price for options granted under this plan may not be less than the fair market value of the Company's common stock at the date of grant. These options become exercisable over a four year period and vest at 25% per year. At May 29, 1999, the Company had 25,000 options outstanding with an exercise price of $6.67 per share.


    Stock options for all plans are summarized as follows:

                                                       Weighted Average
                                             1999       Exercise Price
                                           -------     ----------------
       Options outstanding at the
         beginning of the year.........         --              --
       Granted.........................    256,200         $  6.67
                                           -------         -------
       Options outstanding at the
         end of the year...............    256,200         $  6.67
                                           =======         =======

    The estimated fair value of options granted was $3.15 per share during Fiscal 1999. The fair value of each stock option grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate 4.8%, no dividend yield, expected lives of
7.23 years and expected volatility of 35%. The Company applies the provisions of APB Opinion 25 and related interpretations in accounting for its employee benefit plans. Accordingly no compensation expense has been recognized for its stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for the awards under those plans consistent with the method prescribed by SFAS No. 123, The Company's proforma net loss would have been $3.0 million for the eight month period ended May 29, 1999. Proforma net loss per share would have been $(.60) for the eight month period ended May 29, 1999.

    Warrants. At May 29, 1999 the Company had 263,158 warrants outstanding which were issued to shareholders of Barry's Jewelers, Inc as a part of the Company's Reorganization. The warrants are exercisable over a five year period with strike prices ranging from $19.69 to $24.00 per share. The Company has an option that, upon the occurrence of certain transactions, allows the Company to call the warrants at a price equal to the greater of $.20 or the net exercise value (i.e., the difference between the fully diluted market price of the common stock and the strike price of the warrant.)

    401(k) Retirement Plan. Barry's Board of Directors adopted a qualified 401(k) retirement plan effective June 1, 1995. Substantially all full-time employees of the Company, age 21 and older, are eligible to participate in the Company's 401(k) plan beginning the first day of the month following the date of employment. Employees may elect to contribute 1% to 15% of their compensation, subject to certain IRS limitations. Effective June 1, 1999, the plan was amended, changing its name to Samuels 401(k) Plan, changing the plan record keeper, changing the eligibility period to the first day of the month following the date of employment, and changing the plan year to a calendar year. Employer matching contributions are determined annually by a Board of Directors resolution. The Board of Directors agreed to match contributions for calendar year 1999 at $.50 per dollar of contribution up to a 6% deferral rate. No employer matching contributions were granted prior to that time. Participants are partially vested in employer matching contributions after two years and fully vested after five years of employment with the Company.

    Employee Incentive Stock Grant. On October 2, 1998, the Company issued 250,000 restricted shares of common stock to certain key executives as part of their employment agreements provided for in the Plan of Reorganization. These grants vest 25% per year, commencing on the grant date and each of the first three anniversaries thereof. At May 29, 1999, 62,500 shares were fully vested. As a result of these grants, the company recognized deferred compensation expense in the amount of $0.4 million for Fiscal 1999. The deferred compensation expense is being amortized over the remaining three-year vesting period.

    Notes Receivable. As part of the employment agreements for certain key executives, the company issued notes in the amount of $936 (and agreed to issue more notes as shares vest) to help defray the tax expense of the above stock grants. These notes bear interest at the applicable federal short-term rate and are payable in quarterly installments over the three year vesting schedule. If however, the executive is employed on the quarterly due date, a bonus in the amount of the principal then due is then payable. The Company recognized deferred compensation expense in the full amount of the notes issued. The notes receivable will be charged to income as compensation expense over three-years.

10. REORGANIZATION COSTS

    Reorganization costs consisted of the following:

                                                                       SUCCESSOR      PREDECESSOR
                                                                     FOR THE EIGHT    FOR THE FOUR             PREDECESSOR
                                                                      MONTHS ENDED    MONTHS ENDED         FOR THE FISCAL YEARS
                                                                         MAY 29,       OCTOBER 2,               ENDED MAY
                                                                          1999            1998             1998             1997
                                                                     -------------    ------------       --------         --------
Professional fees ..............................................        $     --        $  3,196         $  5,662         $    462
Loss on disposal of property and equipment (related to store
  closures and the Company's former headquarters)...............              --             379            2,448               --
Adjustments to pre-petition unsecured liabilities ..............              --              --            1,440               --
Provision for lease rejection claims ...........................              --              81            1,127            1,860
Employee costs related to the Chapter 11 filing ................             400             239              696               --
Other ..........................................................              --             926              586               --
Interest  earned  on  accumulated  cash  resulting  from
Chapter 11 Filing ..............................................              --            (384)            (825)              --
                                                                        --------        --------         --------         --------
Total ..........................................................        $    400        $  4,437         $ 11,134         $  2,322
                                                                        ========        ========         ========         ========

    Cash paid (net of interest income) for reorganization costs during the eight months ended May 29,1999, the four months ended October 2, 1998, and the years ended May 1998 and 1997 amounted to $2.5 million, $2.3 million, $3.6 million and $1.2 million, respectively. Retainers paid to professionals are included in prepaid and other current assets in the accompanying 1997 balance sheet.

11. SUBSEQUENT EVENTS

    Sale of Credit Portfolio to Alliance Data Systems. On July 20, 1999, the Company entered agreements with Alliance Data Systems ("ADS") to sell its existing credit card accounts and to provide a third party credit card program for the benefit of the Company's customers. The transactions set out in the agreements were effected on August 30, 1999. The Company does not expect a significant change in its credit policies under the agreement with ADS. On closing the sale to ADS, the company sold its approximately $46.8 million, Accounts Receivable to World Financial Network National Bank ("WFN") at face value, less a hold back reserve of approximately $9.4 million. The net proceeds of approximately $37.4 million were used to reduce the balances outstanding under the company's financing agreement with the Lenders.

    Amendment to financing agreement with Foothill. Concurrent with the sale of the credit facility with ADS, the financing agreement was amended to allow, among other things, for the sale to WFN and a reduction of the total commitment under the financing agreement with the Lenders from $50.0 million to $40.0 million.

    Acquisition of Silverman's and New Store Commitments. On July 20, 1999 Samuels entered into a purchase agreement with Silverman's to acquire lease rights and fixtures for seventeen Silverman's stores. The purchase price for these assets was 60,000 shares of the Company's Common Stock, the delivery of which is contingent upon the delivery of the assets to the Company. The company will not assume any of Silverman's liabilities and will be acquiring none of Silverman's other assets as part of the purchase agreement. Acquisition of the lease rights is subject to landlord approval, and where landlord approval cannot be received, the purchase price will be reduced based upon an agreed upon allocation. The 60,000 shares have been issued and are registered under the Company's shelf registration on Form S-1, declared effective by the SEC on June 9, 1999, but they are currently held in trust pursuant to an escrow agreement and are to be released to the seller upon the successful assignment of the lease rights to the Company. The actual number of leases assigned may not be determinable until as late as December 1, 1999. To the extent certain lease rights are not assigned, the shares allocated to those leases will be returned to the Company. As of August 31, 1999, five leases have been assumed that will require the issuance of 16,500 shares. Two lease assignments with a total of 4,600 shares allocated have already been abandoned. The other ten lease assignments are still under negotiation.

    The Silverman's acquisition represents the Company's departure from a mall only retail jewelry environment. Only one of the former Silverman's stores is located in a mall. The others are either located in power centers or are stand-alone stores. The Company plans to rename the non-mall stores Samuels Diamonds. The mall store will be renamed Samuels Jewelers.

    As of August 31, 1999, in addition to the Silverman's store acquisition, the company has opened two new stores and entered into leases for twelve additional new stores which will be opened prior to the 1999 Christmas retail selling season. Five of these stores will be in three new markets and the rest are in existing markets. Additionally, the company is in various stages of negotiations for several other leases on new locations.

                                   SCHEDULE II

                             SAMUELS JEWELERS, INC.


                         VALUATION & QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                              BALANCE AT       CHARGE TO                       BALANCE AT
                                              BEGINNING        COSTS AND      DEDUCTIONS/        END OF
                                              OF PERIOD        EXPENSES         OTHER            PERIOD
                                              ----------       ---------      -----------      ----------
YEAR END 1999:
  Allowance for doubtful accounts .....        $  7,099        $  5,509        $ (7,488)        $  5,120
  Inventory valuation allowance (1) ...        $  2,218        $  5,056        $ (1,938)        $  5,336
YEAR END 1998:
  Allowance for doubtful accounts .....        $ 10,300        $  6,586        $ (9,787)        $  7,099
  Inventory valuation allowance .......        $  3,033        $               $   (815)        $  2,218
YEAR END 1997:
  Allowance for doubtful accounts .....        $ 10,930        $ 18,766        $(19,396)        $ 10,300
  Inventory valuation allowance .......        $     --        $  3,033        $     --         $  3,033
YEAR END 1996:
  Allowance for doubtful accounts .....        $ 11,662        $ 11,839        $(12,571)        $ 10,930


(1) The inventory valuation allowance was adjusted by $5,056 as of October 2, 1998, as a part of the Company's adoption of the fresh-start reporting requirements of Statement of Position 90-7. See "Note 1 Reorganization and Basis of Presentation."

                                INDEX TO EXHIBITS


      Exhibit No.                          Exhibit
      -----------                          -------
         2.1      Order Confirming Original Disclosure Statement and Plan of
                  Reorganization, Dated April 30, 1998, Proposed by Barry's
                  Jewelers, Inc., as modified, dated September 16, 1998 (with
                  Plan attached).(1)

         2.2      Certificate of Ownership and Merger of Barry's Jewelers, Inc.
                  with and into Samuels Jewelers, Inc. dated October 2, 1998.(1)

         3.1      Certificate of Incorporation of Samuels Jewelers, Inc.(1)

         3.2      Bylaws of Samuels Jewelers, Inc.(1)

         4.1      Warrant Agreement dated as of October 2, 1998 between the
                  Company and Norwest Bank Minnesota, N.A., as Warrant Agent.(1)

         4.2 Registration Rights Agreement dated as of October 2, 1998 among the Company, The Galileo Fund, L.P., B III Capital
                  Partners, L.P., DDJ Overseas Corporation, Paine Webber High
                  Income Fund, Managed High Yield Fund Inc., All-American Term
                  Trust Inc. and Paine Webber Offshore Funds PLC, The High
                  Income Fund.(1)

         10.1(a)  Loan and Security Agreement dated October 2, 1998, between the
                  Company and Foothill Capital Corporation, as agent for certain lenders party thereto.(2)

         10.1(b) Amendment Number One to Loan and Security Agreement entered into as of April 15, 1999, among the Company, Foothill Capital
                  Corporation and the financial institutions listed on the signature pages thereto.(3)

         10.1(c) Amendment Number Two to Loan and Security Agreement entered into as of August 30, 1999, among the Company, Foothill
                  Capital Corporation and the financial institutions listed on the signature pages thereto, (3)

         10.2     Employment Agreement, dated as of October 2, 1998 between the
                  Company and Randy N. McCullough.(1)

         10.3     Employment Agreement, dated as of October 2, 1998 between the
                  Company and E. Peter Healey.(1)

         10.4     Employment Agreement, dated as of October 2, 1998 between the
                  Company and Chad C. Haggar.(1)

         10.5     Employment Agreement, dated as of October 2, 1998 between the
                  Company and Bill R. Edgel.(1)

         10.6     Employment Agreement, dated as of October 2, 1998 between the
                  Company and Paul Hart.(1)

         10.7     Private Label Credit Card Agreement between World Financial
                  Network National Bank and the Company dated as of July 27,
                  1999.(3)

         10.8     Purchase and Sale Agreement between World Financial Network
                  National Bank and the Company dated as of July 27, 1999.(3)

         23.1     Consent of Independent Auditors.(3)

         27.1     Financial Data Schedule.(3)

         99.1     Press Release dated October 5, 1998.(1)


---------------

(1) Incorporated by reference to the Company's Current Report on Form 8-K filed October 6, 1998.

(2) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended August 29, 1998.

(3) Filed herewith.