Form 10-Q
period 1999-08-28
SAMUELS JEWELERS INC
filed 1999-10-12
CIK 790360

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT to SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


 For the quarterly period ended August 28, 1999. Commission File Number 0-15017


                             SAMUELS JEWELERS, INC.
             (Exact name of registrant as specified in its charter)

Delaware                                                     95-3746316
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                               Identification No.)


               2914 Montopolis Dr., Suite 200, Austin, Texas 78741
                                 (512) 369-1400


           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                               Title of each class
                               -------------------
                                  Common Stock
                                    Warrants


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES. [X] NO. [ ]

As of October 8, 1999, the Registrant had 5,061,800 shares of common stock, par value $.001 per share, outstanding.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution under a plan confirmed by a court. [X] Yes. [ ] No.

                             SAMUELS JEWELERS, INC.

                                    FORM 10-Q

                                      INDEX




                                                                                           PAGES

PART I    FINANCIAL INFORMATION

          ITEM 1.  Financial Statements
                   Balance Sheets                                                             3

                   Statements of Operations                                                   4

                   Statements of Cash Flows                                                   5

                   Notes to Financial Statements                                              6


          ITEM 2.  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                                  9

          ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk                 12

PART II   OTHER INFORMATION

          ITEM 1.  Legal Proceedings                                                         13

          ITEM 2.  Changes in Securities                                                     13

          ITEM 3.  Defaults Upon Senior Securities                                           13

          ITEM 4.  Submission of Matters to a Vote of Security Holders                       13

          ITEM 5.  Other Information                                                         13

          ITEM 6.  Exhibits and Reports on Form 8-K                                          13

Item 1.
Part I

                             SAMUELS JEWELERS, INC.
                                 BALANCE SHEETS
                             (Dollars in Thousands)


                                                                                    Successor          Successor
                                                                                 August 28, 1999     May 29, 1999
                                                                                 ---------------    ---------------
                                                                                   (unaudited)

                                Assets
Current assets:
   Cash and cash equivalents                                                     $         1,824    $         1,456
   Customer receivables, net of allowance for doubtful accounts of
      $4,975 at August 28, 1999, and $5,120 at May 29, 1999                               42,551             45,098
   Merchandise inventories                                                                39,642             32,684
   Prepaid expenses and other current assets                                                 570              1,207
                                                                                 ---------------    ---------------
Total current assets                                                                      84,587             80,445

Property and equipment:
   Leasehold improvements, furniture and fixtures                                         17,355             15,396
   Computers and equipment                                                                 4,559              4,334
                                                                                 ---------------    ---------------
                                                                                          21,914             19,730
Less: accumulated depreciation                                                             2,907              2,109
                                                                                 ---------------    ---------------
Net property and equipment                                                                19,007             17,621

Other assets                                                                                 623                631
Reorganization value in excess of amounts allocated to
  identifiable assets, net                                                                16,071             16,512
                                                                                 ---------------    ---------------

Total assets                                                                     $       120,288    $       115,209
                                                                                 ===============    ===============


                 Liabilities and Shareholders' Equity

Current liabilities:
   Notes payable                                                                 $        46,124    $        45,893
   Accounts payable - trade                                                               20,661             12,157
   Other accrued liabilities                                                              12,598             13,304
                                                                                 ---------------    ---------------
Total current liabilities                                                                 79,383             71,354

Shareholders' equity:
   Common stock; $.001 par value; authorized 20,000,000 shares;
      issued and outstanding, 5,061,800 shares at August 28, 1999,
      5,001,800 at May 29, 1999                                                                5                  5
   Additional paid in capital                                                             48,616             48,346
   Deferred compensation                                                                  (1,251)            (1,251)
   Notes receivable                                                                         (687)              (771)
   Accumulated deficit                                                                    (5,778)            (2,474)
                                                                                 ---------------    ---------------
Total shareholders' equity                                                                40,905             43,855

Total liabilities and shareholders' equity                                       $       120,288    $       115,209
                                                                                 ===============    ===============


See Notes to Financial Statements.

                             SAMUELS JEWELERS, INC.
                            STATEMENTS OF OPERATIONS
                  (Dollars in Thousands, Except Per Share Data)




                                                                    Quarter Ended

                                                            Successor          Predecessor
                                                            August 28,          August 29,
                                                               1999               1998
                                                          ---------------    ---------------
                                                            (unaudited)       (unaudited)

Net sales                                                 $        21,131    $        19,948
Finance and credit insurance fees                                   2,257              2,584
                                                          ---------------    ---------------
                                                                   23,388             22,532

Costs and expenses:
   Cost of goods sold, buying and occupancy                        15,429             13,956
   Selling, general and administrative expenses                     9,455              9,245
   Provision for doubtful accounts                                    839              1,136
                                                          ---------------    ---------------
                                                                   25,723             24,337

Operating loss                                                     (2,335)            (1,805)
Interest expense, net                                                 969              1,724
                                                          ---------------    ---------------

Loss before reorganization costs and income
taxes                                                              (3,304)            (3,529)
Reorganization costs                                                   --              1,809
                                                          ---------------    ---------------

Loss before income taxes                                           (3,304)            (5,338)
Income taxes                                                           --                 --
                                                          ---------------    ---------------

Net loss                                                  $        (3,304)   $        (5,338)
                                                          ===============    ===============

Basic and diluted loss per share                          $          (.66)   $         (1.32)
                                                          ===============    ===============
Weighted-average number of common shares
        outstanding, in thousands                                   5,028              4,029
                                                          ===============    ===============



See Notes to Financial Statements.

                             SAMUELS JEWELERS, INC.
                            STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)




                                                                         Quarter Ended

                                                                   Successor        Predecessor
                                                                   August 28,        August 29,
                                                                     1999               1998
                                                                ---------------    ---------------
                                                                  (unaudited)       (unaudited)

Operating activities:
Net loss                                                        $        (3,304)   $        (5,338)
Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
Depreciation and amortization                                             1,239              1,005
Provision for doubtful accounts                                             839              1,136
Change in operating assets and liabilities:
Customer receivables                                                      1,708              2,390
Merchandise inventories                                                  (6,958)            (2,150)
Prepaid expenses and other current assets                                   637                242
Other assets                                                                 32                 (1)
Accounts payable - trade                                                  8,504                969
Accrued liabilities                                                        (706)               997
                                                                ---------------    ---------------
Net cash provided by (used in) operating activities                       1,991               (750)

Investing activities:
Purchase of property and equipment                                       (1,938)            (1,795)
                                                                ---------------    ---------------
Net cash used in investing activities                                    (1,938)            (1,795)

Financing activities:
Net borrowings under revolving credit facility                              231                 --
Notes receivable                                                             84                 --
                                                                ---------------    ---------------
Net cash provided by financing activities                                   315

Decrease in cash                                                           (368)            (2,545)

Cash at beginning of period                                               1,456             19,301
                                                                ---------------    ---------------
Cash at end of period                                           $         1,824    $        16,756
                                                                ===============    ===============

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest                                                        $         1,016    $         1,494
Income taxes                                                    $            --    $            --



                       See Notes to Financial Statements.

                             SAMUELS JEWELERS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

1. REORGANIZATION AND BASIS OF PRESENTATION

REORGANIZATION

Samuels Jewelers, Inc. ("Samuels," the "Company" or "Successor"), was created in August, 1998 for the purpose of acquiring the assets of Barry's Jewelers, Inc. ("Barry's" or "Predecessor") as part of Barry's Plan of Reorganization (the "Plan") which was confirmed by the U.S Bankruptcy Court on September 16, 1998, and consummated on October 2, 1998 (the "Reorganization"). Samuels is incorporated in Delaware and was initially funded by $15 million of new equity provided by the former bondholders of Barry's who also consented to the conversion of their $50 million of Barry's bonds into equity of Samuels Jewelers, Inc.

On October 2, 1998, as part of its plan of reorganization, Barry's was merged into Samuels.

The new company's name, "Samuels Jewelers," comes from a chain of stores operated by the Predecessor in the San Francisco Bay area. The chain was founded in 1891 and it has a rich tradition of outstanding customer service and of providing an excellent selection of fine jewelry.

The Company operates a chain of specialty retail jewelry stores located in regional shopping malls, power centers and stand alone stores. Its stores offer fine jewelry items in a wide range of styles and prices, with a principal emphasis on diamond and gemstone jewelry. As of October 8, 1999, the Company operated 130 retail jewelry stores, in twenty-two states, principally California, Texas, Colorado, Utah, Arizona, Idaho, Montana, Indiana North Carolina and New Mexico. As measured by the number of retail locations, the Company is one of the larger specialty retailers of fine jewelry in the country. The Company's corporate office is located at 2914 Montopolis Drive, Suite 200, Austin, Texas 78741, and its telephone number is (512) 369-1400.

BASIS OF PRESENTATION

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The plan of reorganization, which became effective October 2, 1998, has materially changed the amounts reported in the accompanying financial statements, which give effect to adjustments to the carrying values of assets and liabilities as a consequence of the plan of reorganization. The quarter ended August 29, 1998 reflects the results of operations and cash flows, prior to the emergence from Chapter 11 proceedings. The quarter ended August 28, 1999 reflects the results of operations and cash flows after the emergence from Chapter 11 proceedings and reflects the effects of Fresh-Start Reporting. As a result, the net loss for the quarter ended August 28, 1999 is not comparable with prior periods.

The financial statements included herein do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation for the interim periods have been included. However, as stated above, the two periods are not comparable and are included as required by Securities and Exchange Act regulations to describe the general development of the business. Thus, as used herein, the Company, refers to Samuels for periods after October 2, 1998 and to Barry's for periods through October 2, 1998.

Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending June 3, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended May 29, 1999.

The Company's fiscal year ends on the Saturday closest to May 31. The first quarter of Fiscal 1999 consisted of the thirteen weeks ended August 29, 1999. The first quarter of Fiscal 2000 consisted of the thirteen weeks ended August 28, 1999.

Certain previously reported amounts were reclassified to conform to current year presentations.

2. NOTES RECEIVABLE

To replace the Debtor In Possession (DIP) Financing agreement and to provide for longer term financing on October 2, 1998, the Company entered into a three year, $50.0 million financing agreement with Foothill Capital Corporation as a lender and as agent for a lender group (the "Lenders"). Under the financing agreement the lenders make revolving advances to the Company in amounts determined based on percentages of eligible accounts receivable and inventory. The annual rate of interest is, at the Company's option, (i) 2.25% per annum over the Eurodollar rate or (ii) 0.5% per annum over the bank's prime rate, provided, however, that in no event will the applicable interest rate on any advance be less than 7% per annum. Interest charges are payable monthly. Upon the occurrence and during the continuation of any event of default under the financing agreement, all obligations will bear interest at a per annum rate equal to three percentage points above the otherwise applicable interest rate. As collateral for any and all obligations to the lenders under the financing agreement, the Company granted a first priority perfected security interest in and to substantially all of its owned or thereafter acquired assets, both tangible and intangible. The financing agreement contains quarterly covenants which include its meeting a minimum level of tangible net worth and prohibits the payment of dividends. The Company entered into Amendment Number One to the Loan and Security Agreement with the Lenders on April 15, 1999. The amendments under this Amendment Number One adjusted some of the covenants required of the Company under this financing agreement.

As of August 28, 1999, the Company had direct borrowings of $46.1 million outstanding with additional credit available of approximately $3.9 million.

As of August 28, 1999, the Company was in compliance with all terms of the financing agreement.

See "Note 3 Subsequent Events."

3. SUBSEQUENT EVENTS

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

ACQUISITION OF SILVERMAN'S AND NEW STORE COMMITMENTS. On July 20, 1999 Samuels entered into a purchase agreement with Silverman's to acquire lease rights and fixtures for seventeen Silverman's stores. The purchase price for these assets was 60,000 shares of the Company's Common Stock, the delivery of which is contingent upon the delivery of the assets to the Company. The Company will not assume any of Silverman's liabilities and will be acquiring none of Silverman's other assets as part of the purchase agreement. Acquisition of the lease rights is subject to landlord approval, and where landlord approval cannot be received, the purchase price will be reduced based upon an agreed upon allocation. The 60,000 shares have been issued and are registered under the Company's shelf registration on Form S-1, declared effective by the SEC on June 9, 1999, but they are currently held in trust pursuant to an escrow agreement and are to be released to the seller upon the successful assignment of the lease rights to the Company. The actual number of leases assigned may not be determinable until as late as December 1, 1999. To the extent certain lease rights are not assigned, the shares allocated to those leases will be returned to the Company. As of October 8, 1999, twelve lease agreements have been consummated that will require the issuance of 54,200 shares. Three lease assignments with a total of 5,400 shares allocated have already been abandoned. The other two lease assignments are still under negotiation.

As of October 8, 1999, the Company has opened seven new stores, including an additional three stores acquired from Silverman's. The Company also has leases for five more new stores and expects to open another five stores acquired from Silverman's, all prior to the 1999 Christmas retail selling season. Additionally, the Company is in various stages of negotiations for several other leases on new locations.

ITEM 2 MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PRIVATE SECURITIES LITIGATION REFORM ACT. This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and the Company intends that such forward-looking statements be subject to the safe harbors created thereby.

OVERVIEW. The following discussion presents information about the financial condition, liquidity and capital resources, and results of operations of the Company as of and for the quarters ended August 28, 1999 and August 29, 1998. This information should be read in conjunction with the audited consolidated financial statements of the Company and the notes thereto as reported on the Company's Annual Report on Form 10-K for the fiscal year ended May 29, 1999.

RESULTS OF OPERATIONS

Store Activity

The following table sets forth selected store data with respect to the quarters ended August 28, 1999 and August 29, 1998:


                                                     August      August
                                                      1999        1998
                                                     -------     -------


Number of stores at beginning of quarter .........       116         117

  Acquired during the quarter ....................         6          --
  Opened during the quarter ......................         2          --
  Closed during the quarter ......................        (1)         (1)
                                                     -------     -------
          Total at quarter end ...................       123         116
                                                     =======     =======

Percentage increase (decrease) in sales of
  comparable stores ..............................       5.8%       (3.3)%

Quarterly average sales per comparable store
  (in thousands) .................................   $   187     $   156
Equivalent store weeks ...........................     1,523       1,508


Net sales for the quarter ended August 28, 1999, were $21.1 million, an increase of 6.0% or $1.2 million, as compared to the predecessor company's net sales of $19.9 million for the quarter ended August 29, 1998. Equivalent store weeks were 1,523 for the quarter this year as compared to 1,508 for the quarter last year, as the Company opened a net of seven new stores during the first quarter this year. Equivalent weekly sales were $13.9 thousand for the quarter ended August 28, 1999 as compared to $13.2 thousand for the quarter ended August 29, 1998 reflecting the overall sales increase. Comparable store sales (the 108 stores open for the same period in both the current and preceding year) were $20.2 million during the quarter this year as compared to $19.1 million for the same period last year. This is an increase of $1.1 million or 5.8% in comparable store sales. Average sales per comparable store were up 19.9% for the quarter this year as compared to the same quarter last year due to the overall increase in sales volume and the change in the comparable store base resulting from the closure of eight older stores during the preceding twelve months. The Company attributes the overall increase in sales to several key factors, mainly the remodeling of stores, a continuation of the upgrading of the quality of its merchandise to offer an expanded assortment of higher ticket price merchandise and continued efforts to refine its marketing by targeting a more mature, financially sound customer, with more discretionary spending ability. These factors were offset somewhat by reduced credit sales (representing 47.6% of sales during the quarter ended August 28, 1999 as compared to 55.4% in the quarter ended August 29, 1998) which resulted from changes in credit underwriting criteria designed to lessen the Company's reliance on credit sales, reduce charge-offs and build a portfolio consisting of more creditworthy customers.

Finance and credit insurance fees decreased to $2.3 million during the quarter ended August 28, 1999, from $2.6 million during the quarter ended August 29, 1998. This decrease of $.3 million, or 11.5%, was primarily due to the decrease in average outstanding customer receivables resulting from the closing of almost 70 stores over the last 3 years, changes in credit underwriting criteria, and lower reliance on credit to generate sales.

 Cost of goods sold, buying and occupancy expenses were $15.4 million for the quarter ended August 28, 1999, as compared to $14.0 million for the same quarter last year. Cost of goods sold, buying and occupancy expenses were 73.0% of net sales for the quarter ended August 28, 1999 and 70.4% of net sales for the prior year period. Excluding amortization of the company's reorganization value in excess of amounts allocated to identifiable assets of $0.4 million, cost of goods sold, buying and occupancy expenses this year was 71.0% of sales. The increase in cost of goods sold, buying and occupancy expenses resulted primarily from understaffing in the Company's buying and distribution departments while the Company was in the process of relocating its home office during the quarter ended August 29, 1998, depreciation associated with the Company's expenditures on new computer systems during the quarter ended August 28, 1999, and the overall increase in the number of stores in operation. The increase in cost of goods sold, buying and occupancy expenses as a percentage of sales resulted primarily from the above as well as moderate seasonal discounting to match promotions from competitors.

Selling, general and administrative expenses were $9.5 million for the quarter ended August 28, 1999, as compared to $9.2 million in the same quarter last year. The increase was primarily due to the amortization of management stock grants, understaffing during the relocation of the Company's home office last year, and an overall increase in the number of stores in operation. Selling, general and administrative expenses as a percentage of net sales were 45.0% for the quarter ended August 28, 1999 and 46.2% for the quarter ended August 29, 1998. The improvement as a percentage of net sales resulted primarily from the general and administrative expenses being spread over the larger sales volume.

The provision for doubtful accounts was $0.8 million for the quarter ended August 28, 1999. This was a decrease of $0.3 million, or 27.2% from the quarter ended August 29, 1998. The provision was approximately 3.8% and 5.5%, of net sales for the quarters ended August 28, 1999 and August 29, 1998 respectively. The provision was approximately 8.4% and 10.3%, of net credit sales for the quarters ended August 28, 1999 and August 29, 1998 respectively. The decrease in the provision was primarily due to the closed stores, which had generated less creditworthy customer receivables, along with the continuing effects of changes in credit underwriting implemented by new management and lower reliance on credit to effect sales by targeting a more creditworthy customer.

Net interest expense was $1.0 million for the quarter ended August 28, 1999, a decrease of $0.7 million, or 41.2% from $1.7 million for the quarter ended August 29, 1998. Upon completion of the Reorganization the Company entered into a new financing agreement which resulted in reduced amounts outstanding as well as a lower rate of interest on amounts outstanding after October 2, 1998. See "Note 2 Notes Receivable."

Reorganization costs incurred by the predecessor Company consisted primarily of professional fees directly related to the Chapter 11 filing, offset by interest earned on accumulated cash during the pendency of the Chapter 11 filing.

FINANCIAL CONDITION

CREDIT PROGRAM. The Company offers its merchandise sales on in-house credit to qualified customers. The Company's policy is to attempt to obtain a cash down payment on credit sales, with monthly payments established such that the payment of the credit balance will occur, generally, over a period ranging from 24 to 36 months. The Company's customer receivables are revolving charge accounts. As of August 28, 1999 and May 29, 1999, the aggregate customer receivables balances were $47.5 million and $50.2 million, respectively. See "Note 3 Subsequent Events."

INVENTORY. At August 28, 1999, inventories (net of reserves and not including consignment inventory) were approximately $39.6 million, an increase of approximately $6.9 million from $32.7 million at May 29, 1999. This increase is due to merchandise purchased in preparation for the holiday season and for the opening of newly acquired stores.

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

The Company reported cash flow provided by operating activities of approximately $2.0 million for the quarter ended August 28, 1999, as compared to cash flow used in operating activities of approximately $0.8 million for the comparable period last year. The change in cash flow from operating activities is primarily due to an increase in accounts payable resulting from the acquisition of inventory for newly acquired stores. Additionally, the Company acquired $1.9 million in new property and equipment during the quarter consisting mostly of leasehold improvements associated with the remodeling of existing stores and the acquisition of new stores.

As of August 28, 1999, the Company had $1.8 million of cash and cash equivalents, none of which was restricted, as compared to $16.8 million as of August 29, 1998 which resulted from the Chapter 11 filing and the prohibition on payments of prepetition debt. Approximately $11.4 million of the Company's cash and cash equivalents at August 29, 1998, was restricted pursuant to the terms of the Cash Stipulation. Additionally, $2.0 million of the Company's cash and cash equivalents at August 29, 1998 was restricted pursuant to the terms of the Trade DIP Financing Agreement.

                             FINANCING TRANSACTIONS

To replace the DIP Financing agreement and to provide for longer term financing on October 2, 1998, the Company entered into a three year, $50.0 million financing agreement with Foothill Capital Corporation as a lender and as agent for a lender group (the "Lenders"). Under the financing agreement the lenders make revolving advances to the Company in amounts determined based on percentages of eligible accounts receivable and inventory. The annual rate of interest is, at the Company's option, (i) 2.25% per annum over the Eurodollar rate or (ii) 0.5% per annum over the bank's prime rate, provided, however, that in no event will the applicable interest rate on any advance be less than 7% per annum. Interest charges are payable monthly. Upon the occurrence and during the continuation of any event of default under the financing agreement, all obligations will bear interest at a per annum rate equal to three percentage points above the otherwise applicable interest rate. As collateral for any and all obligations to the lenders under the financing agreement, the Company granted a first priority perfected security interest in and to substantially all of its owned or thereafter acquired assets, both tangible and intangible. The financing agreement contains quarterly covenants which include its meeting a minimum level of tangible net worth and prohibits the payment of dividends. The Company entered into Amendment Number One to the Loan and Security Agreement with the Lenders on April 15, 1999. The amendments under this Amendment Number One adjusted some of the covenants required of the Company under this financing agreement.

As of August 28, 1999, the Company had direct borrowings of $46.1 million outstanding with additional credit available of approximately $3.9 million. As of August 28, 1999, the Company was in compliance with all terms of the financing agreement. See "Note 3 Subsequent Events."

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

Through August 1999, the Company had spent approximately $3.5 million, with $1.2 million of this amount for new hardware and $2.3 million for new software on all projects to ensure the Company meets all requirements to be year 2000 compliant. All of the internal operating systems the Company currently uses are believed to be year 2000 compliant.

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

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    The Company is exposed to market risk in the form of interest rate risk. At August 28, 1999, the Company had $46.1 million outstanding under its revolving line of credit. This revolving line is priced with a variable rate based on LIBOR or a base rate, plus, in each case an applicable margin. See "Note 2 Notes Payable". An increase or decrease in interest rates would affect the interest costs relating this revolving line of credit. The Company has no interest rate swaps or other hedging facilities relating to its revolving line of credit.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

         The Company is involved from time to time in legal proceedings of a character normally incident to its business. The Company believes that its potential liability in any such pending or threatened proceedings, either individually or in the aggregate, will not have a material effect on the financial condition or results of operations of the Company.

Item 2. Changes in Securities and Use of Proceeds

         Not Applicable

Item 3. Defaults Upon Senior Securities

         Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

         Not Applicable

Item 5. Other Information

         ACQUISITION OF SILVERMAN'S. On July 20, 1999 Samuels entered into a purchase agreement with Silverman's to acquire lease rights and fixtures for seventeen Silverman's stores. The purchase price for these assets was 60,000 shares of the Company's Common Stock, the delivery of which is contingent upon the delivery of the assets to the Company. The company will not assume any of Silverman's liabilities and will be acquiring none of Silverman's other assets as part of the purchase agreement. Acquisition of the lease rights is subject to landlord approval, and where landlord approval cannot be received, the purchase price will be reduced based upon an agreed upon allocation. The 60,000 shares have been issued and are registered under the Company's shelf registration on Form S-1, declared effective by the SEC on June 9, 1999, but they are currently held in trust pursuant to an escrow agreement and are to be released to the seller upon the successful assignment of the lease rights to the Company. The actual number of leases assigned may not be determinable until as late as December 1, 1999. To the extent certain lease rights are not assigned, the shares allocated to those leases will be returned to the Company. As of October 8, 1999, twelve lease agreements have been consummated that will require the issuance of 54,200 shares. Three lease assignments with a total of 5,400 shares allocated have already been abandoned. The other two lease assignments are still under negotiation.

         The Silverman's acquisition represents the Company's departure from a mall only retail jewelry environment. Only one of the former Silverman's stores is located in a mall. The others are either located in power centers or are stand-alone stores. The Company plans to rename the non-mall stores Samuels Diamonds. The mall store will be renamed Samuels Jewelers.

Item 6. Exhibits and Reports on Form 8-K

         (a)  Exhibits:

              Exhibit  Description

                3.1    Certificate of Incorporation of Samuels Jewelers, Inc.(1)

                3.2    Bylaws of Samuels Jewelers, Inc.(1)

                10.1 Private label Credit Card Agreement between World Financial Network National Bank and the Company dated as of July 27, 1999.(2)

                10.2 Purchase and Sale Agreement between World Financial Network National Bank and the Company dated as of July 27, 1999.(2)

                27.1   Financial Data Schedule

     (1) Incorporated by reference to the Company's Current Report on Form 8-K filed October 6, 1998.

     (2) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended May 29, 1999.

          (b)     Reports on Form 8-K:
                     Not applicable

          SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     SAMUELS JEWELERS, INC.



October 8, 1999                      By:      /s/ Randy N. McCullough
                                        ----------------------------------------
                                                  Randy N. McCullough
                                           President and Chief Executive Officer



October 8, 1999                      By:      /s/ E. Peter Healey
                                        ----------------------------------------
                                                  E. Peter Healey
                                            Executive Vice President and
                                              Chief Financial Officer
                                           (Principal Financial Officer)



October 8, 1999                      By:     /s/ Robert J. Herman
                                        ----------------------------------------
                                                 Robert J. Herman
                                           Vice President and Controller
                                           (Principal Accounting Officer)

                                  EXHIBIT INDEX


   EXHIBIT
   NUMBER      DESCRIPTION
   -------     -----------

     3.1       Certificate of Incorporation of Samuels Jewelers, Inc.(1)

     3.2       Bylaws of Samuels Jewelers, Inc.(1)

     10.1      Private label Credit Card Agreement between World Financial
               Network National Bank and the Company dated as of July 27,
               1999.(2)

     10.2      Purchase and Sale Agreement between World Financial Network
               National Bank and the Company dated as of July 27, 1999.(2)

     27.1      Financial Data Schedule



(1) Incorporated by reference to the Company's Current Report on Form 8-K filed October 6, 1998.

(2) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended May 29, 1999.