Form 10-Q
period 1999-11-27
SAMUELS JEWELERS INC
filed 2000-01-11
CIK 790360

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT to SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended November 27, 1999.
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES. [X] NO. [ ]

As of January 7, 2000, the Registrant had 5,058,900 shares of common stock, par value $.001 per share, outstanding.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution under a plan confirmed by a court. [X] Yes. [ ] No.

                             SAMUELS JEWELERS, INC.

                                    FORM 10-Q

                                      INDEX


                                                                                               PAGES
PART I            FINANCIAL INFORMATION

                  ITEM 1.  Financial Statements
                           Balance Sheets                                                        3

                           Statements of Operations                                              4

                           Statements of Cash Flows                                              6

                           Notes to Financial Statements                                         7


                  ITEM 2.  Management's Discussion and Analysis of Financial Condition
                           and Results of Operations                                            11

                  ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk            16

PART II           OTHER INFORMATION

                  ITEM 1.  Legal Proceedings                                                    17

                  ITEM 2.  Changes in Securities and Use of  Proceeds                           17

                  ITEM 3.  Defaults Upon Senior Securities                                      17

                  ITEM 4.  Submission of Matters to a Vote of Security Holders                  17

                  ITEM 5.  Other Information                                                    17

                  ITEM 6.  Exhibits and Reports on Form 8-K                                     18

PART I
Item 1

                             SAMUELS JEWELERS, INC.
                                 BALANCE SHEETS
                             (Dollars in Thousands)

                                                                                  Successor         Successor
                                                                                 November 27,        May 29,
                                                                                   1999               1999
                                                                                 -----------        ---------
                                                                                (unaudited)
                                Assets
Current assets:
   Cash and cash equivalents                                                      $   3,706         $   1,456
   Customer receivables, net of allowance for doubtful accounts of
      $3,737 at November 27, 1999, and $5,120 at May 29, 1999                         5,732            45,098
   Merchandise inventories                                                           58,651            32,684
   Prepaid expenses and other current assets                                          3,448             1,207
                                                                                  ---------         ---------
Total current assets                                                                 71,537            80,445

Property and equipment:
   Leasehold improvements, furniture and fixtures                                    22,023            15,396
   Computers and equipment                                                            4,916             4,334
                                                                                  ---------         ---------
                                                                                     26,939            19,730
   Less: accumulated depreciation                                                    (3,961)           (2,109)
                                                                                  ---------         ---------
   Net property and equipment                                                        22,978            17,621

Other assets                                                                            694               631
Goodwill, net                                                                         5,090                --
Reorganization value in excess of amounts allocated to
  identifiable assets, net                                                           15,630            16,512
                                                                                  ---------         ---------

Total assets                                                                      $ 115,929         $ 115,209
                                                                                  =========         =========


                 Liabilities and Shareholders' Equity Current liabilities:
   Notes payable                                                                  $  31,175         $  45,893
   Accounts payable - trade                                                          26,698            12,157
   Other accrued liabilities                                                         17,175            13,304
                                                                                  ---------         ---------
Total current liabilities                                                            75,048            71,354

Notes payable                                                                         4,000                --

Shareholders' equity:
   Common stock; $.001 par value; authorized 20,000,000 shares; issued and outstanding, 5,058,900 shares at November 27, 1999,
      5,001,800 at May 29, 1999                                                           5                 5
   Additional paid-in capital                                                        48,616            48,346
   Deferred compensation                                                               (834)           (1,251)
   Notes receivable                                                                    (609)             (771)
   Accumulated deficit                                                              (10,297)           (2,474)
                                                                                  ---------         ---------
Total shareholders' equity                                                           36,881            43,855
                                                                                  ---------         ---------
Total liabilities and shareholders' equity                                        $ 115,929         $ 115,209
                                                                                  =========         =========


See Notes to Financial Statements.

                             SAMUELS JEWELERS, INC.
                            STATEMENTS OF OPERATIONS
                  (Dollars in Thousands, Except Per Share Data)
                                   (unaudited)


                                                       Successor        Successor       Predecessor
                                                     Three Months      Two Months        One Month
                                                         Ended            Ended            Ended
                                                     November 27,     November 28,      October 2,
                                                         1999             1998             1998
                                                     -----------      -----------       ----------
Net sales                                              $ 26,470         $ 13,595         $  7,546
Finance and credit insurance fees                            75            1,565              813
                                                       --------         --------         --------
                                                         26,545           15,160            8,359

Costs and expenses:
   Cost of goods sold, buying and occupancy              18,717            9,726            5,135
   Selling, general and administrative expenses          11,892            7,051            3,735
   Provision for doubtful accounts                           --              850              356
                                                       --------         --------         --------
                                                         30,609           17,627            9,226

Operating loss                                           (4,064)          (2,467)            (867)
Interest expense, net                                       455              550              643
                                                       --------         --------         --------

Loss before reorganization items, income
   taxes and extraordinary item                          (4,519)          (3,017)          (1,510)
Reorganization items:
  Fresh-Start adjustments                                    --               --          (67,853)
  Reorganization costs                                       --               --            4,439
                                                       --------         --------         --------

Income (loss) before income taxes and
     extraordinary item                                  (4,519)          (3,017)          61,904
Income taxes                                                 --               --               --
                                                       --------         --------         --------
Net income (loss) before extraordinary item              (4,519)          (3,017)          61,904

Gain on forgiveness of debt                                  --               --          (11,545)
                                                       --------         --------         --------

Net loss                                               $ (4,519)        $ (3,017)        $ 73,449
                                                       ========         ========         ========

Basic and diluted loss per share (a)                   $   (.89)        $   (.60)             n/a
                                                       ========         ========         ========
Weighted-average number of common shares
   outstanding, in thousands (a)                          5,062            5,002              n/a
                                                       ========         ========         ========



(a) The basic and diluted loss per share and weighted average number of common shares outstanding for the Predecessor Company have not been presented because, due to the reorganization and implementation of Fresh-Start Reporting, they are not comparable to subsequent periods.

See Notes to Financial Statements.

                             SAMUELS JEWELERS, INC.
                            STATEMENTS OF OPERATIONS
                  (Dollars in Thousands, Except Per Share Data)
                                   (unaudited)

                                                       Successor        Successor       Predecessor
                                                      Six Months       Two Months       Four Months
                                                        Ended             Ended            Ended
                                                     November 27,     November 28,      October 2,
                                                         1999             1998             1998
                                                     -----------      -----------       -----------
Net sales                                              $ 47,601         $ 13,595         $ 27,494
Finance and credit insurance fees                         2,331            1,565            3,397
                                                       --------         --------         --------
                                                         49,932           15,160           30,891

Costs and expenses:
   Cost of goods sold, buying and occupancy              34,130            9,726           19,091
   Selling, general and administrative expenses          21,362            7,051           12,980
   Provision for doubtful accounts                          839              850            1,492
                                                       --------         --------         --------
                                                         56,331           17,627           33,563

Operating loss                                           (6,399)          (2,467)          (2,672)
Interest expense, net                                     1,424              550            2,367
                                                       --------         --------         --------

Loss before reorganization items, income
   taxes and extraordinary item                          (7,823)          (3,017)          (5,039)
Reorganization items:
Fresh-Start adjustments                                      --               --          (67,853)
Reorganization costs                                         --               --            6,248
                                                       --------         --------         --------

Income (loss) before income taxes and
     extraordinary item                                  (7,823)          (3,017)          56,566
Income taxes                                                 --               --               --
                                                       --------         --------         --------
Net income (loss) before extraordinary item              (7,823)          (3,017)          56,566

Gain on forgiveness of debt                                  --               --          (11,545)
                                                       --------         --------         --------

Net loss                                               $ (7,823)        $ (3,017)        $ 68,111
                                                       ========         ========         ========

Basic and diluted loss per share (a)                   $  (1.55)        $   (.60)             n/a
                                                       ========         ========         ========

Weighted-average number of common shares
   outstanding, in thousands (a)                          5,045            5,002              n/a
                                                       ========         ========         ========


(a) The basic and diluted loss per share and weighted average number of common shares outstanding for the Predecessor Company have not been presented because, due to the reorganization and implementation of Fresh-Start Reporting, they are not comparable to subsequent periods.

See Notes to Financial Statements.

                             Samuels Jewelers, Inc.
                            STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (unaudited)

                                                           Successor        Successor       Predecessor
                                                          Six Months        Two Months       Four Months
                                                            Ended             Ended            Ended
                                                          November 27,     November 28,       October 2,
                                                              1999             1998              1998
                                                          -----------      -----------      ------------
Operating activities:
Net earnings (loss)                                        $ (7,823)        $ (3,017)        $ 68,111
Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
Fresh-Start adjustments                                          --               --          (67,853)
Extraordinary item - gain on forgiveness of debt                 --               --          (11,545)
Depreciation and amortization                                 2,734              899            1,341
Provision for doubtful accounts                                 839              850            1,492
Loss on disposal of assets                                       --              315               --
Management stock grant                                           --               --            2,228
Change in operating assets and liabilities:
Customer receivables                                         38,867             (133)           2,652
Merchandise inventories                                     (15,214)          (8,278)          (4,592)
Prepaid expenses and other current assets                      (413)          (1,876)             552
Other assets                                                     14             (154)             (21)
Accounts payable - trade                                      9,311            4,149            3,616
Accrued liabilities                                           2,590            1,907            1,921
                                                           --------         --------         --------
Net cash provided by (used in) operating activities          30,905           (5,338)          (2,098)

Investing activities:
Purchase of property and equipment                           (5,930)          (2,512)          (2,641)
Proceeds from sale of assets                                     --              100               --
Acquisition of stores (Note 2)                               (1,274)              --               --
                                                           --------         --------         --------
Net cash used in investing activities                        (7,204)          (2,412)          (2,641)

Financing activities:
Net borrowings under revolving credit facility              (22,030)          (4,934)         (11,397)
Issuance of common stock                                         --           15,012               --
Deferred compensation                                           417               --               --
Notes receivable                                                162               --               --
                                                           --------         --------         --------
Net cash provided by (used in) financing activities         (21,451)          10,078          (11,397)
                                                           --------         --------         --------
Increase (decrease) in cash                                   2,250            2,328          (16,136)

Cash at beginning of period                                   1,456            3,165           19,301
                                                           --------         --------         --------
Cash at end of period                                      $  3,706         $  5,493         $  3,165
                                                           ========         ========         ========

Supplemental disclosure of cash flow information:

Cash paid during the period for:
   Interest                                                $  1,517         $    306         $  2,060
   Income taxes                                                  --               --               --
Notes payable issued for acquired stores                      6,000               --               --



                             SAMUELS JEWELERS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


1.       REORGANIZATION AND BASIS OF PRESENTATION

REORGANIZATION

Samuels Jewelers, Inc. ("Samuels" or "Successor") was created in August 1998 for acquiring the assets of Barry's Jewelers, Inc. ("Barry's" or "Predecessor") as part of Barry's plan of reorganization (the "Plan"), which was confirmed by the U.S. Bankruptcy Court on September 16, 1998 and consummated on October 2, 1998 (the "Reorganization"). Samuels is incorporated in Delaware and was initially funded by $15 million of new equity provided by the former bondholders of Barry's, who also consented to the conversion of their $50 million of Barry's bonds into equity of Samuels.

On October 2, 1998, the Predecessor was merged into Samuels under the Plan as part of the Reorganization.

The new company's name, "Samuels Jewelers," comes from a chain of stores operated by the Predecessor in the San Francisco Bay area. The chain was founded in 1891 and it lends a rich tradition of outstanding customer service and of providing an excellent selection of fine jewelry.

Samuels operates a chain of specialty retail jewelry stores located in regional shopping malls, power centers and stand alone stores. Its stores offer fine jewelry items in a wide range of styles and prices, with a principal emphasis on diamond and gemstone jewelry. As of January 7, 2000, Samuels operated 182 retail jewelry stores, in twenty-five states, principally California, Texas, Kentucky, Colorado, Ohio, Indiana, Utah, Arizona, Idaho, Montana and New Mexico. As measured by the number of retail locations, Samuels is one of the larger specialty retailers of fine jewelry in the country. Samuels' corporate office is located at 2914 Montopolis Drive, Suite 200, Austin, Texas 78741, and its telephone number is (512) 369-1400.

BASIS OF PRESENTATION

The accompanying unaudited financial statements of Samuels have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The Plan, which became effective October 2, 1998, has materially changed the amounts reported in the accompanying financial statements, which give effect to adjustments to the carrying values of assets and liabilities as a consequence of the Plan. The results of operations and cash flows for the quarter and six months ended November 28, 1998 have been split into two reporting periods. The first four months ended October 2, 1998 reflect operations prior to the Reorganization. The latest two months ended November 28, 1998 reflect operations after the Reorganization and reflect the effects of Fresh-Start Reporting. The quarter and six months ended November 27, 1999 reflect the results of operations and cash flows after the Reorganization and reflect the effects of Fresh-Start Reporting. Therefore, the results of operations and cash flows for the quarter and six months ended November 27, 1999 are not comparable with results and cash flows for the same periods of the prior year. As used herein, Samuels refers to results for periods after October 2, 1998 and to results for the Predecessor for those periods through October 2, 1998.

The financial statements included herein do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, Samuels has included all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation for the interim periods. However, and as stated above, the periods are not comparable and Samuels includes the financial statements only as required by Securities and Exchange Act regulations to describe the general development of the business.

Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending June 3, 2000. For further information, you should refer to the financial statements and footnotes thereto that are included in Samuels' Annual Report on Form 10-K for the year ended May 29, 1999.

Samuels' fiscal year ends on the Saturday closest to May 31. The quarter and six months ended November 27, 1999 consisted of the thirteen and twenty-six weeks then ended, respectively. The one month ended October 2, 1998 consists of the five weeks then ended for the 1999 fiscal year, the two months ended November 28, 1998 consist of the eight weeks then ended for the 1999 fiscal year and the four months ended October 2, 1998 consist of the eighteen weeks then ended for the 1999 fiscal year.

Certain previously reported amounts were reclassified to conform to current year presentations.

2.       ACQUISITIONS AND NEW STORES

On July 27, 1999, Samuels entered into a purchase agreement with Henry Silverman Jewelers, Inc. ("Silverman's") to acquire all its trade names, customer lists, fixtures and the lease rights for up to seventeen Silverman's stores. Samuels' purchase price for these assets was 60,000 shares of its common stock, the delivery of which was contingent upon the delivery of the Silverman's assets to Samuels. Samuels did not assume any of Silverman's liabilities and did not acquire any of Silverman's other assets as part of the purchase agreement. The 60,000 shares were issued and registered under Samuels' shelf registration on Form S-1, declared effective by the SEC on June 9, 1999. As of January 7, 2000, Samuels consummated the takeover of twelve of Silverman's lease agreements. Samuels has abandoned lease assignments on three Silverman's stores, to which the purchase agreement had allocated 5,400 shares. Samuels completed the return of the 5,400 shares related to these stores on or about November 15, 1999. Samuels is currently negotiating the remaining two lease assignments covered by the purchase agreement. Nevertheless, Samuels is currently operating in these two stores and expects the lease rights to be assigned. As part of the acquisition, Samuels also issued 2,500 shares of its common stock as a finder's fee.

Samuels has accounted for the former Silverman's stores using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based upon their preliminary fair values at the date of acquisition. Samuels has included the results of operations for these stores in its Statement of Operations as each store was opened.

In November 1999, Samuels acquired substantially all of the assets of C & H Rauch, Inc. ("Rauch"), a Kentucky corporation, through the purchase of all of the outstanding stock of Rauch. The total cost of the acquisition, including liabilities assumed, was $19.9 million. The acquisition of Rauch added operations in 40 new stores for Samuels, including new operations in the states of Kentucky, Ohio, Indiana, West Virginia, and Virginia. Prior to the acquisition, Rauch had operated as a privately owned corporation. Upon completion of the acquisition, Rauch was merged with and into Samuels.

Samuels has accounted for the Rauch acquisition using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based upon their preliminary fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was approximately $5.1 million, which Samuels has recorded as goodwill and is amortizing on a straight line basis over ten years. Samuels has included the results of operations for the Rauch acquisition in its Statement of Operations beginning November 1999. The current Rauch home office will be closed at the end of January 2000, the lease on the home office has been cancelled and the functions performed in Lexington have been or soon will be absorbed by Samuels' home office in Austin.

The net purchase price was allocated as follows (in thousands):

Cash and cash equivalents                             $   726
Accounts receivables
                                                          339
Merchandise inventories                                10,753
Prepaid expenses and other current assets
                                                        2,501
Leasehold improvements, furniture and fixtures
                                                          455
Goodwill                                                5,090
                                                      -------
Total purchase price                                  $19,864
                                                      =======


In addition to the above acquisitions, Samuels opened twelve stores during the six months ended November 27, 1999. Samuels also opened one new store during December 1999 and is in various stages of negotiation for several other new locations.

3.       NOTES PAYABLE

On October 2, 1998, Samuels entered into a three-year, $50.0 million financing agreement with Foothill Capital Corporation as a lender and as agent for the lender group (the "Lenders"). Under the terms of the financing agreement, the lenders make revolving advances to Samuels in amounts that are based on percentages of eligible accounts receivable and inventory. The annual rate of interest is, at Samuels' option, (i) 2.25% per annum over the Eurodollar rate or
(ii) 0.5% per annum over the bank's prime rate, provided, however, that in no event will the applicable interest rate on any advance be less than 7% per annum. Interest charges are payable monthly. Upon the occurrence and during the continuation of any event of default under the financing agreement, all obligations will bear interest at a per annum rate equal to three percentage points above the otherwise applicable interest rate. As collateral for any and all obligations to the Lenders, Samuels granted a first priority perfected security interest in and to substantially all of its owned or thereafter acquired assets, both tangible and intangible. The financing agreement also contains quarterly covenants which include its meeting a minimum level of tangible net worth and prohibits the payment of dividends. Samuels has entered into three amendments to the Loan and Security Agreement with the Lenders. As part of the amendments, Samuels and the Lenders adjusted some of the covenants required of Samuels under this financing agreement, allowed for the sale to World Financial Network National Bank ("WFN") of Samuels' existing credit card accounts (see Note 4) and reduced the total commitment under the financing agreement from $50.0 million to $40.0 million.

As of November 27, 1999, Samuels had direct borrowings of $29.2 million outstanding, with additional credit available of approximately $7.4 million based upon existing collateral. As of November 27, 1999, Samuels was in compliance with its obligations under the financing agreement.

In conjunction with Samuels' acquisition of Rauch (see Note 2), Samuels issued three promissory notes due and payable for $2.0 million each in January 2000, 2001 and 2002, respectively. The notes have a stated interest rate of 7% per annum with interest due and payable beginning January 15, 2000 and on each successive six-month anniversary thereafter. Samuels may offset its payment obligations under these notes, in part or in full, to the extent and in the event any liabilities arise that were not accounted for and undisclosed in the unaudited balance sheet of Rauch as of October 31, 1999, which Samuels required to be delivered as part of its completing the transaction. Upon the occurrence and during the continuation of any event of default under the notes, Samuels' payment obligations may bear interest at a per annum rate of 15%.

4.       ACCOUNTS RECEIVABLE

On July 27, 1999, Samuels entered into agreements with WFN to sell its existing credit card accounts to WFN and to have WFN provide a third-party credit card program for the benefit of Samuels' customers. Samuels and WFN effected the transactions set out in the agreements on August 30, 1999. Upon closing the sale, Samuels sold its approximately $46.8 million outstanding accounts receivable to WFN at face value, less a hold back reserve of approximately $9.4 million. Samuels used the net proceeds of approximately $37.4 million to reduce the balances outstanding under Samuels' financing agreement with the Lenders (see Note 3).

The sale of Samuels' existing credit card accounts has affected the presentation of Samuels' financial statements. Samuels is no longer recording finance revenue or credit insurance fees. The discount fee paid to WFN is included in selling, general and administrative expenses. Samuels previously included expenses from the operation of its credit operations in selling, general and administrative expenses. Additionally, Samuels is no longer recording a provision for bad debt. Similarly, Samuels' interest expense has been reduced as a result of the reduction of the balances outstanding under its financing agreement with its Lenders (see Note 3).

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PRIVATE SECURITIES LITIGATION REFORM ACT. This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and Samuels intends that such forward-looking statements be subject to the safe harbors created thereby.

OVERVIEW. The following discussion presents information about the financial condition, liquidity and capital resources, and results of operations of Samuels as of and for the quarters and six months ended November 27, 1999 and November 28, 1998. This information should be read in conjunction with the audited consolidated financial statements of Samuels and the notes thereto as reported on Samuels' Annual Report on Form 10-K for the fiscal year ended May 29, 1999.

RESULTS OF OPERATIONS

THREE MONTHS ENDED NOVEMBER 27, 1999 COMPARED TO THE THREE MONTHS ENDED NOVEMBER 28, 1998 (COMBINING BOTH THE PREDECESSOR AND SUCCESSOR COMPANIES)

The following table sets forth selected store data with respect to the quarters ended November 27, 1999 and November 28, 1998:

                                               November        November
                                                  1999           1998
                                               --------        --------
Number of stores at beginning of .......            123             116
  quarter
    Acquired during the quarter ........             48              --
    Opened during the quarter ..........             10               2
    Closed during the quarter ..........             --              (4)
                                                -------         -------
          Total at quarter end .........            181             114
                                                =======         =======

Percentage increase (decrease) in
  sales of comparable stores............            4.0%

Quarterly average sales per comparable
  store (in thousands)..................        $   195         $   187

Equivalent store weeks .................          1,874           1,489

Net sales for the quarter ended November 27, 1999, were $26.5 million, an increase of 25.6% or $5.4 million, as compared to net sales of $21.1 million for the quarter ended November 28, 1998. Equivalent store weeks were 1,874 for the second quarter this year as compared to 1,489 for the second quarter last year, as Samuels opened ten new stores, acquired an additional eight Silverman's stores and acquired forty C&H Rauch stores during the second quarter this year. Equivalent weekly sales were $14.1 thousand for the second quarter ended November 27, 1999 as compared to $14.2 thousand for the second quarter ended November 28, 1998. The decrease in equivalent weekly sales is due to the acquisition of the Rauch stores that operate in smaller markets and have a lower average sales volume. Comparable store sales increased 4.0% during the quarter ended November 27, 1999. The increase in comparable store sales for the second quarter this year as compared to the second quarter last year was due to the factors described below as well as the change in the comparable store base resulting from the closure of eight stores during the preceding twelve months. Samuels attributes the overall increase in sales to several key factors, mainly the remodeling of stores, a continuation of the upgrading of the quality of its merchandise to offer an expanded assortment of higher ticket price merchandise and continued efforts to refine its marketing by targeting a more mature, financially sound customer, with a more discretionary spending ability. These factors were offset somewhat by reduced credit sales (representing 44.6% of sales during the quarter ended November 27, 1999 as compared to 54.2% in the quarter ended November 28, 1998) resulting from changes to the credit underwriting criteria in order to maintain a portfolio consisting of more creditworthy customers and marketing which targeted a less credit dependant customer.

Finance and credit insurance fees decreased to $0.1 million during the quarter ended November 27, 1999, from $2.4 million during the quarter ended November 28, 1998. This decrease was primarily due to the sale of our existing credit card accounts to a third party as of August 30, 1999 (see Note 4. Accounts Receivable).

Cost of goods sold, buying and occupancy expenses were $18.7 million for the quarter ended November 27, 1999, as compared to $14.8 million for the same quarter last year. Cost of goods sold, buying and occupancy expenses were 70.6% of net sales for the quarter ended November 27, 1999 and 70.1% of net sales for the same quarter last year. Excluding amortization of Samuels' reorganization value in excess of amounts allocated to identifiable assets of $0.4 million for the second quarter this year and $0.3 million for the second quarter last year, cost of goods sold, buying and occupancy expenses were 69.1% and 68.7% of sales, respectively. The increase in cost of goods sold, buying and occupancy expenses resulted primarily from the overall increase in the number of stores in operation and increased sales. The increase in cost of goods sold, buying and occupancy expenses as a percentage of sales resulted primarily from moderate discounting focused on reducing slow moving merchandise, a shift in the mix of products being sold to higher ticket lower margin items, grand opening promotions which targeted former customers and pre-opening startup costs in the newly acquired stores.

Selling, general and administrative expenses were $11.9 million for the quarter ended November 27, 1999, as compared to $10.8 million in the same quarter last year. The increase was primarily due to the overall increase in the number of stores in operation offset by a net reduction in credit expenses related to the sale of the our existing credit card accounts to WFN as of August 30, 1999 (see
Note 4. Accounts Receivable). Selling, general and administrative expenses as a percentage of net sales were 44.9% for the quarter ended November 27, 1999 and 51.2% for the quarter ended November 28, 1998. The improvement as a percentage of net sales resulted primarily from the general and administrative expenses being spread over the larger sales volume as well as the reduction in credit operations costs.

The provision for doubtful accounts is no longer being recorded as Samuels' existing credit card accounts have been sold (see Note 4. Accounts Receivable).

Net interest expense was $0.5 million for the quarter ended November 27, 1999, a decrease of $0.7 million, or 58.3% from $1.2 million for the quarter ended November 28, 1998. Proceeds from the sale of Samuels' existing credit card accounts on August 30, 1999 (see Note 4. Accounts Receivable) were used to reduce the amounts outstanding under Samuels' revolving line of credit. Additionally, upon completion of the Reorganization, Samuels entered into a revolving line of credit under a new financing agreement, which resulted in reduced amounts outstanding as well as a lower rate of interest on amounts outstanding after October 2, 1998. (See Note 3. Notes Payable).

Reorganization costs incurred by the Predecessor consisted primarily of professional fees directly related to the Chapter 11 proceedings, offset by interest earned on accumulated cash during the pendency of the Chapter 11 proceedings.

SIX MONTHS ENDED NOVEMBER 27, 1999 COMPARED TO THE SIX MONTHS ENDED NOVEMBER 28, 1998 (COMBINING BOTH THE PREDECESSOR AND SUCCESSOR COMPANIES)

The following table sets forth selected store data with respect to the six months ended November 27, 1999 and November 28, 1998:

                                                    November         November
                                                       1999            1998
                                                    --------         --------
Number of stores at beginning of period......            116              117
  Acquired during the period ................             54               --
  Opened during the period ..................             12                2
  Closed during the period ..................             (1)              (5)
                                                     -------          -------
          Total at period end ...............            181              114
                                                     =======          =======

Percentage increase (decrease) in
  sales of comparable stores ................            3.5%
Period average sales per comparable
  store (in thousands) ......................        $   381          $   364
Equivalent store weeks ......................          3,397            2,997

Net sales for the six months ended November 27, 1999, were $47.6 million, an increase of 15.8% or $6.5 million, as compared to net sales of $41.1 million for the six months ended November 28, 1998. Equivalent store weeks were 3,397 for the six months this year as compared to 2,997 for the six months last year, as Samuels opened twelve new stores, acquired fourteen Silverman's stores and acquired forty C&H Rauch stores during the first six months of this year. Equivalent weekly sales were $14.0 thousand for the six months ended November 27, 1999 as compared to $13.7 thousand for the six months ended November 28, 1998. Comparable store sales increased 4.8%. Samuels attributes the overall increase in sales to several key factors, mainly the remodeling of stores, a continuation of the upgrading of the quality of its merchandise to offer an expanded assortment of higher ticket price merchandise and continued efforts to refine its marketing by targeting a more mature, financially sound customer, with more discretionary spending ability. These factors were offset somewhat by reduced credit sales (representing 46.7% of sales during the six months ended November 27, 1999 as compared to 54.2% in the six months ended November 28, 1998) resulting from changes to the credit underwriting criteria in order to maintain a portfolio consisting of more creditworthy customers and marketing which targeted a less credit dependant customer.

Finance and credit insurance fees decreased to $2.3 million during the six months ended November 27, 1999, from $5.0 million during the six months ended November 28, 1998. This decrease was primarily due to the sale of our existing credit card accounts to WFN as of August 30, 1999.

Cost of goods sold, buying and occupancy expenses were $34.1 million for the six months ended November 27, 1999, as compared to $28.8 million for the same six months last year. Cost of goods sold, buying and occupancy expenses were 71.6% of net sales for the six months ended November 27, 1999 and 70.1% of net sales for the same six months last year. Excluding amortization of Samuels' reorganization value in excess of amounts allocated to identifiable assets of $0.9 million for the six months this year and $0.3 million for the six months last year, cost of goods sold, buying and occupancy expenses were 69.7% and 69.3% of sales, respectively. The increase in cost of goods sold, buying and occupancy expenses resulted primarily from the overall increase in the number of stores in operation, increased sales, understaffing in Samuels' buying and distribution departments while it was in the process of relocating its home office during the first six months of fiscal 1998, and depreciation associated with our expenditures on new computer systems during the first six months of fiscal 1999. The increase in cost of goods sold, buying and occupancy expenses as a percentage of sales resulted primarily from moderate discounting focused on reducing slow moving merchandise, a shift in the mix of products being sold to higher ticket lower margin items, grand opening promotions which targeted former customers and pre-opening startup costs in the newly acquired stores.

Selling, general and administrative expenses were $21.4 million for the six months ended November 27, 1999, as compared to $20.0 million in the same six months last year. The increase was primarily due to the overall increase in the number of stores in operation offset by a net reduction in credit expenses related to the sale of our existing credit card accounts to WFN as of August 30, 1999 (see Note 4. Accounts Receivable). Selling, general and administrative expenses as a percentage of net sales were 45.0% for the six months ended November 27, 1999 and 48.7% for the six months ended November 28, 1998. The improvement as a percentage of net sales resulted primarily from the general and administrative expenses being spread over the larger sales volume as well as the reduction in credit operations costs.

The provision for doubtful accounts was $0.8 million for the six months ended November 27, 1999. This was a decrease of $1.5 million, or 65.2% from $2.3 million for the six months ended November 28, 1998. The decrease in the provision was primarily due the fact that the provision for doubtful accounts is now no longer being recorded because Samuels' existing credit card accounts were sold on August 30, 1999 (see Note 4. Accounts Receivable).

Net interest expense was $1.4 million for the six months ended November 27, 1999, a decrease of $1.5 million, or 51.7% from $2.9 million for the six months ended November 28, 1998. Proceeds from the sale of our existing credit card accounts on August 30, 1999 (see Note 4. Accounts Receivable) were used to reduce the amounts outstanding under our revolving line of credit. Additionally, upon completion of the Reorganization, Samuels entered into that revolving line of credit under a new financing agreement, which resulted in reduced amounts outstanding as well as a lower rate of interest on amounts outstanding after October 2, 1998. (See Note 3. Notes Payable).

Reorganization costs incurred by the Predecessor consisted primarily of professional fees directly related to the Chapter 11 proceedings, offset by interest earned on accumulated cash during the pendency of the Chapter 11 proceedings.

FINANCIAL CONDITION

CREDIT PROGRAM. On July 27, 1999, Samuels agreed with WFN to sell its existing credit card accounts to WFN and to have WFN provide a third-party credit card program for the benefit of Samuels' customers. Samuels and WFN effected the transactions set out in the agreements on August 30, 1999. Upon closing the sale, Samuels sold its approximately $46.8 million outstanding accounts receivable to WFN at face value, less a hold back reserve of approximately $9.4 million. Samuels used the net proceeds of approximately $37.4 million to reduce the balances outstanding under Samuels' financing agreement with the Lenders (see Note 3).

INVENTORY. At November 27, 1999, Samuels' inventories (net of reserves and not including consignment inventory) were approximately $58.7 million, an increase of approximately $26.0 million from $32.7 million at May 29, 1999. This increase is primarily due to merchandise purchased in preparation for the Christmas selling season and for the opening of newly acquired stores.

Liquidity and Capital Resources

General. Samuels' operations require working capital to fund the purchase of inventory and to meet normal operating expenses. The seasonality of Samuels' business requires a significant build-up of inventory for the Christmas holiday selling period. Samuels generally must fund these seasonal inventory needs during the late summer and fall months because of the necessary lead-time to obtain additional inventory. Management currently believes that cash flow from operating activities and funds available under its existing financing agreement should be sufficient to support its working capital needs as well as its current store expansion program.

Samuels reported cash flow provided by operating activities of approximately $30.9 million for the six months ended November 27, 1999, as compared to cash flow used in operating activities of approximately $7.4 million for the comparable period last year. The change in cash flow from operating activities is primarily due to the sale of our existing credit card accounts (see Note 4. Accounts Receivable). Samuels acquired $5.9 million in new property and equipment during the six months consisting mostly of leasehold improvements associated with the remodeling of existing stores and the acquisition of new stores. Additionally, Samuels recorded cash payments of $1.3 million for the acquisition of C&H Rauch, Inc. Samuels financed the acquisition in part through the issuance of notes payable totaling $6.0 million (see Note 3. Notes Payable).

As of November 27, 1999, Samuels had $3.7 million of cash and cash equivalents as compared to $1.5 million as of May 29, 1999. Cash levels traditionally increase during the last week of November as Samuels enters its Christmas selling season.

FINANCING TRANSACTIONS

To replace the DIP Financing agreement and to provide for longer term financing on October 2, 1998, Samuels entered into a three year, $50.0 million financing agreement with Foothill Capital Corporation as a lender and as agent for the Lenders. Under the terms of the financing agreement, the Lenders make revolving advances to Samuels in amounts based on percentages of eligible accounts receivable and inventory. The annual rate of interest is, at Samuels' option,
(i) 2.25% per annum over the Eurodollar rate or (ii) 0.5% per annum over the bank's prime rate, provided, however, that in no event will the applicable interest rate on any advance be less than 7% per annum. Interest charges are payable monthly. Upon the occurrence and during the continuation of any event of default under the financing agreement, Samuels' obligations will bear interest at a per annum rate equal to three percentage points above the otherwise applicable interest rate. As collateral for any and all of Samuels' obligations to the Lenders under the financing agreement, it granted a first priority perfected security interest in and to substantially all of its owned or thereafter acquired assets, both tangible and intangible. The financing agreement also contains quarterly covenants that include requiring Samuels to meet a minimum level of tangible net worth and prohibiting its payment of dividends. Samuels has entered into three amendments to the Loan and Security Agreement with the Lenders. As part of the amendments, Samuels and the Lenders adjusted some of the covenants required of Samuels under this financing agreement, allowed for the sale to World Financial Network National Bank ("WFN") of Samuels' existing credit card accounts (see Note 4) and reduced the total commitment under the financing agreement from $50.0 million to $40.0 million.

As of November 27, 1999, Samuels had direct borrowings of $29.2 million outstanding with additional credit available of approximately $7.4 million based upon existing collateral. As of November 27, 1999, Samuels was in compliance with its obligations under the financing agreement.

In conjunction with Samuels' acquisition of Rauch (see Note 2), Samuels issued three promissory notes due and payable for $2.0 million each in January 2000, 2001 and 2002, respectively. The notes have a stated interest rate of 7% per annum with interest due and payable beginning January 15, 2000 and on each successive six-month anniversary thereafter. Upon the occurrence and during the continuation of any event of default under the notes, Samuels' payment obligations may bear interest at a per annum rate of 15%.

YEAR 2000 COMPLIANCE. Many existing computer systems and applications, and other control devices, use only two digits to identify a year in the date field. As a result of the change to the year 2000, such systems and applications could fail or create erroneous results unless corrected so that they can process data related to that year and beyond.

Samuels relies on its computer system, applications and devices in operating and monitoring all major aspects of its business, including financial systems (such as general ledger, accounts payable and payroll modules), customer services, infrastructure, embedded computer chips, networks, telecommunications equipment and end products.

Samuels obtained a new integrated management information system that included a system processor and operating system, applications software, point of sale hardware and additional microcomputers. Samuels addressed the year 2000 issue during the planning process, and all new system technology was believed to be year 2000 compliant.

Through December 31, 1999, Samuels spent approximately $3.5 million, with $1.2 million of this amount for new hardware and $2.3 million for new software on all projects to insure that Samuels met all requirements to be year 2000 compliant. Samuels believes that all of the internal operating systems it currently uses are, and have been shown to be, year 2000 compliant.

Samuels also relies, directly and indirectly, on external systems of business enterprises such as suppliers, creditors and financial organizations, and of government entities, for accurate exchange of data.

Samuels received assurances from most of the parties with which it interacts that their systems are currently year 2000 compliant. We have no assurances that their representations are correct, and although the year 2000 issue may not materially affect Samuels' internal systems, it possibly could be affected through disruptions in the operations of the parties with which it interacts.

To date, Samuels has experienced no significant disruptions due to the change to year 2000.

ITEM 3    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Samuels is exposed to market risk in the form of interest rate risk. As of November 27, 1999, Samuels had $29.2 million outstanding under its revolving line of credit under its financing agreement with the Lenders. This revolving line of credit is priced with a variable rate based on LIBOR or a base rate, plus, in each case an applicable margin. An increase or decrease in interest rates would affect the interest costs relating this revolving line of credit. Samuels has no interest rate swaps or other hedging facilities relating to its revolving line of credit.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

         Samuels is involved from time to time in legal proceedings of a character normally incident to its business. Samuels believes that its potential liability in any such pending or threatened proceedings, either individually or in the aggregate, will not have a material effect on the financial condition or results of operations of Samuels.

Item 2. Changes in Securities and Use of Proceeds

         Not Applicable

Item 3. Defaults Upon Senior Securities

         Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

         Samuels held its annual meeting of shareholders on November 3, 1999. Proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. At the meeting, Samuels' shareholders voted on the election of directors and the ratification of its appointment of certified public accountants.

         David Barr, David J. Breazzano, David H. Eisenberg, E. Peter Healey, Wendy T. Landon, Randy N. McCullough and Jerry Winston were elected to serve until the 2000 annual meeting of shareholders. Voting by proxy or in person, Samuels' shareholders elected the above seven directors with 4,479,270 votes cast for, and 3,800 votes abstaining for David Barr, David J. Breazzano, David H. Eisenberg, Wendy T. Landon, Randy N. McCullough and 4,478,270 votes cast for, and 4,800 votes abstaining for
         E. Peter Healey and Jerry Winston.

         The shareholders voted on and approved the ratification of appointment of certified public accountants with 4,480,370 votes cast for ratification, no votes against ratification and 2,700 votes abstaining.

Item 5. Other Information

         On July 27, 1999, Samuels entered into a purchase agreement with Henry Silverman Jewelers, Inc. ("Silverman's") to acquire all its trade names, customer lists, fixtures and the lease rights for up to seventeen Silverman's stores. Samuels' purchase price for these assets was 60,000 shares of its common stock, the delivery of which was contingent upon the delivery of the Silverman's assets to Samuels. Samuels did not assume any of Silverman's liabilities and acquired none of Silverman's other assets as part of the purchase agreement. The 60,000 shares were issued and registered under Samuels' shelf registration on Form S-1, declared effective by the SEC on June 9, 1999. As of January 7, 2000, Samuels has consummated the takeover on twelve of the Silverman's lease agreements. Samuels has abandoned lease assignments on three Silverman's stores, to which the purchase agreement had allocated 5,400 shares. Samuels completed the return of the 5,400 shares related to these stores on or about November 15, 1999. Samuels has the remaining two lease assignments covered by the purchase agreement under negotiation. Nevertheless, Samuels is currently operating in these two stores and expects the lease rights to be assigned. As part of the acquisition, Samuels also issued 2,500 shares of its common stock as a finder's fee.

         Samuels has accounted for the former Silverman's stores using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based upon their preliminary fair values at the date of acquisition. Samuels has included the results of operations for these stores in its Statement of Operations as each store was opened.

         In November 1999, Samuels acquired substantially all of the assets of C & H Rauch, Inc., a Kentucky corporation ("Rauch"), through a purchase of all of the outstanding stock of Rauch. The total cost of the acquisition, including liabilities assumed, was $19.9 million. The acquisition of Rauch added operations in 40 new stores for Samuels, including new operations in the states of Kentucky, Ohio, Indiana, West Virginia, and Virginia. Prior to the acquisition, Rauch had operated as a privately owned corporation. Upon completion of the acquisition, Rauch was merged with and into Samuels.

         Samuels has accounted for the Rauch acquisition using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon their preliminary fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was approximately $5.1 million, which Samuels has recorded as goodwill and is amortizing on a straight line basis over ten years. Samuels has included the results of operations for the acquisition in its Statement of Operations beginning November 1999.

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits:

         Exhibit    Description
         -------    -----------

             3.1    Certificate of Incorporation of Samuels Jewelers, Inc. (1)
             3.2    Bylaws of Samuels Jewelers, Inc. (1)
            10.1    Amendment Number Three to Loan and Security Agreement
            27.1    Financial Data Schedule


(b)      Reports on Form 8-K:

                       Not applicable


(1) Incorporated by reference to the Company's Current Report on Form 8-K filed October 6, 1998.

          SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SAMUELS JEWELERS, INC.



January 10, 1999                          By:  /s/ RANDY N. MCCULLOUGH
                                               ---------------------------------
                                                    Randy N. McCullough
                                          President and Chief Executive Officer



January 10, 1999                          By:  /s/ E. PETER HEALEY
                                               ---------------------------------
                                                        E. Peter Healey
                                                 Executive Vice President and
                                                     Chief Financial Officer
                                                 (Principal Financial Officer)



January 10, 1999                          By:  /s/ ROBERT J. HERMAN
                                               ---------------------------------
                                                      Robert J. Herman
                                                Vice President and Controller
                                               (Principal Accounting Officer)

                                  EXHIBIT INDEX


           Exhibit       Description
           -------       -----------
             3.1         Certificate of Incorporation of Samuels Jewelers, Inc. (1)
             3.2         Bylaws of Samuels Jewelers, Inc. (1)
            10.1         Amendment Number Three to Loan and Security Agreement
            27.1         Financial Data Schedule


(1) Incorporated by reference to the Company's Current Report on Form 8-K filed October 6, 1998.