Form 10-Q
period 2000-02-26
SAMUELS JEWELERS INC
filed 2000-04-11
CIK 790360

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT to SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended February 26, 2000. Commission File Number 0-15017


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES. [ X ] NO. [ ]

As of April 6, 2000, the Registrant had 5,153,900 shares of common stock, par value $.001 per share, outstanding.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution under a plan confirmed by a court. [X] Yes. [ ] No.

                             SAMUELS JEWELERS, INC.

                                    FORM 10-Q

                                      INDEX




                                                                                             PAGES
PART I      FINANCIAL INFORMATION

            ITEM 1.  Financial Statements
                     Balance Sheets                                                            3

                     Statements of Operations                                                  4

                     Statements of Cash Flows                                                  6

                     Notes to Financial Statements                                             7


            ITEM 2.  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                                                11

            ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk                16

PART II     OTHER INFORMATION

            ITEM 1.  Legal Proceedings                                                        17

            ITEM 2.  Changes in Securities and Use of  Proceeds                               17

            ITEM 3.  Defaults Upon Senior Securities                                          17

            ITEM 4.  Submission of Matters to a Vote of Security Holders                      17

            ITEM 5.  Other Information                                                        17

            ITEM 6.  Exhibits and Reports on Form 8-K                                         17

PART I
ITEM 1

                             SAMUELS JEWELERS, INC.
                                 BALANCE SHEETS
                    (amounts in thousands, except share data)



                                                                            February 26,      May 29,
                                                                               2000            1999
                                                                           ------------    ------------
                                                                            (unaudited)

                                Assets
Current assets:
   Cash and cash equivalents                                               $      2,307    $      1,456
   Customer receivables, net of allowance for doubtful accounts of
      $3,184 at February 26, 2000, and $5,120 at May 29, 1999                     6,881          45,098
   Merchandise inventories                                                       56,036          32,684
   Prepaid expenses and other current assets                                      4,166           1,207
                                                                           ------------    ------------

Total current assets                                                             69,390          80,445
Property and equipment:
   Leasehold improvements, furniture and fixtures                                26,268          15,396
   Computers and equipment                                                        5,943           4,334
                                                                           ------------    ------------
                                                                                 32,211          19,730
   Less: accumulated depreciation                                                (5,003)         (2,109)
                                                                           ------------    ------------
   Net property and equipment                                                    27,208          17,621
Other assets                                                                        676             631
Goodwill, net                                                                     4,960              --
Reorganization value in excess of amounts allocated to
  Identifiable assets, net                                                       15,189          16,512
                                                                           ------------    ------------
Total assets                                                               $    117,423    $    115,209
                                                                           ============    ============



                 Liabilities and Shareholders' Equity
Current liabilities:
   Notes payable                                                           $     27,136    $     45,893
   Accounts payable - trade                                                      26,330          12,157
   Other accrued liabilities                                                     15,874          13,304
                                                                           ------------    ------------
Total current liabilities                                                        69,340          71,354

Notes payable                                                                     2,000              --
Shareholders' equity:
   Common stock; $.001 par value; authorized 20,000,000 shares;
      Issued and outstanding, 5,118,900 shares at February 26, 2000,
      5,001,800 at May 29, 1999                                                       5               5
   Additional paid-in capital                                                    49,082          48,346
   Deferred compensation                                                           (834)         (1,251)
   Notes receivable                                                                (524)           (771)
   Accumulated deficit                                                           (1,646)         (2,474)
                                                                           ------------    ------------
Total shareholders' equity                                                       46,083          43,855
                                                                           ------------    ------------
Total liabilities and shareholders' equity                                 $    117,423    $    115,209
                                                                           ============    ============

                       See Notes to Financial Statements.

                             SAMUELS JEWELERS, INC.
                            STATEMENTS OF OPERATIONS
                  (amounts in thousands, except per share data)
                                   (unaudited)



                                                       Three Months    Three Months
                                                          Ended           Ended
                                                        February 26,   February 27,
                                                           2000            1999
                                                       ------------   ------------


Net sales                                              $     73,302   $     44,429
Finance and credit insurance fees                                --          2,531
                                                       ------------   ------------
                                                             73,302         46,960

Costs and expenses:
   Cost of goods sold, buying and occupancy                  43,625         26,607
   Selling, general and administrative expenses              20,504         13,697
   Provision for doubtful accounts                               --          1,981
                                                       ------------   ------------
                                                             64,129         42,285
                                                       ------------   ------------

Operating income                                              9,173          4,675
Interest expense, net                                           522            830
                                                       ------------   ------------
Income before income taxes                                    8,651          3,845

Income taxes                                                     --             --
                                                       ------------   ------------

Net income                                             $      8,651   $      3,845
                                                       ============   ============

Earnings per share:
     Basic:
           Net income                                  $       1.70   $        .77
                                                       ============   ============
           Weighted average shares outstanding                5,080          5,002
                                                       ============   ============

     Diluted:
           Net income                                  $       1.68   $        .77
                                                       ============   ============
           Weighted average shares outstanding                5,155          5,002
                                                       ============   ============



                       See Notes to Financial Statements.

                             SAMUELS JEWELERS, INC.
                            STATEMENTS OF OPERATIONS
                  (amounts in thousands, except per share data)
                                   (unaudited)



                                                                                   Predecessor
                                                       Nine Months   Five Months   Four Months
                                                          Ended         Ended         Ended
                                                       February 26,  February 27,   October 2,
                                                           2000         1999           1998
                                                       -----------   -----------   -----------


Net sales                                              $   120,903   $    58,024   $    27,494
Finance and credit insurance fees                            2,331         4,096         3,397
                                                       -----------   -----------   -----------
                                                           123,234        62,120        30,891

Costs and expenses:
   Cost of goods sold, buying and occupancy                 77,755        36,333        19,091
   Selling, general and administrative expenses             41,866        20,748        12,980
   Provision for doubtful accounts                             839         2,831         1,492
                                                       -----------   -----------   -----------
                                                           120,460        59,912        33,563
                                                       -----------   -----------   -----------

Operating income (loss)                                      2,774         2,208        (2,672)
Interest expense, net                                        1,946         1,380         2,367
                                                       -----------   -----------   -----------

Income (loss) before reorganization items, income
   taxes and extraordinary item                                828           828        (5,039)
Reorganization items:
Fresh-Start adjustments                                         --            --       (66,042)
Reorganization costs                                            --            --         4,437
                                                       -----------   -----------   -----------

Income before income taxes and
     extraordinary item                                        828           828        56,566
Income taxes                                                    --            --            --
                                                       -----------   -----------   -----------
Net income before extraordinary item                           828           828        56,566

Gain on forgiveness of debt                                     --            --       (11,545)
                                                       -----------   -----------   -----------

Net income                                             $       828   $       828   $    68,111
                                                       ===========   ===========   ===========

Earnings per share (a):
   Basic:
       Net income                                      $       .16   $       .17             n/a
                                                       ===========   ===========
       Weighted average shares outstanding                   5,057         5,002             n/a
                                                       ===========   ===========

   Diluted:
       Net income                                      $       .16   $       .17             n/a
                                                       ===========   ===========
       Weighted average shares outstanding                   5,119         5,002             n/a
                                                       ===========   ===========



(a) The basic and diluted earnings per share and weighted average number of common shares outstanding for the Predecessor Company have not been presented because, due to the reorganization and implementation of Fresh-Start Reporting, they are not comparable to subsequent periods.

                       See Notes to Financial Statements.

                             SAMUELS JEWELERS, INC.
                            STATEMENTS OF CASH FLOWS
                             (amounts in thousands)
                                   (unaudited)


                                                                                        Predecessor
                                                          Nine Months    Five Months    Four Months
                                                            Ended          Ended           Ended
                                                          February 26,   February 27,    October 2,
                                                             2000           1999           1998
                                                          -----------    -----------    -----------

Operating activities:
Net earnings                                              $       828    $       828    $    68,111
Adjustments to reconcile net earnings to net cash
   provided by (used in) operating activities:
Fresh-Start adjustments                                            --             --        (66,042)
Extraordinary item - gain on forgiveness of debt                   --             --        (11,545)
Depreciation and amortization                                   4,347          2,206          1,341
Provision for doubtful accounts                                   839          2,831          1,492
Loss on disposal of assets                                         --            315             --
Management stock grant                                             --             --            417
Change in operating assets and liabilities:
    Customer receivables                                       37,718         (6,853)         2,652
    Merchandise inventories                                   (12,599)        (7,960)        (4,592)
    Prepaid expenses and other current assets                  (1,131)           400            552
    Other assets                                                   32           (157)           (21)
    Accounts payable - trade                                    8,943          3,403          3,616
    Accrued liabilities                                         1,289         (2,188)         1,921
                                                          -----------    -----------    -----------
Net cash provided by (used in) operating activities            40,266         (7,175)        (2,098)

Investing activities:
Purchase of property and equipment                            (10,736)        (4,458)        (2,641)
Proceeds from sale of assets                                       --            100             --
Acquisition of stores (Note 2)                                 (3,274)            --             --
                                                          -----------    -----------    -----------
Net cash used in investing activities                         (14,010)        (4,358)        (2,641)

Financing activities:
Net borrowings under revolving credit facility                (26,069)        (4,372)       (11,397)
Issuance of common stock                                           --         15,012             --
Deferred compensation                                             417             --             --
Notes receivable                                                  247           (856)            --
                                                          -----------    -----------    -----------
Net cash provided by (used in) financing activities           (25,405)         9,784        (11,397)

                                                          -----------    -----------    -----------
Increase (decrease) in cash                                       851         (1,749)       (16,136)

Cash at beginning of period                                     1,456          3,165         19,301
                                                          -----------    -----------    -----------
Cash at end of period                                     $     2,307    $     1,416    $     3,165
                                                          ===========    ===========    ===========

Supplemental disclosure of cash flow information:

Cash paid during the period for:
   Interest                                               $     2,012    $     1,134    $     2,060
   Income taxes                                                     9             --             --
   Notes payable issued for acquisition of stores               4,000             --             --



                       See Notes to Financial Statements.

                             SAMUELS JEWELERS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                    (amounts in thousands, except share data)




1. REORGANIZATION AND BASIS OF PRESENTATION

REORGANIZATION

Samuels Jewelers, Inc. ("Samuels") was created in August 1998 for acquiring the assets of Barry's Jewelers, Inc. ("Barry's" or "Predecessor") as part of Barry's plan of reorganization (the "Plan"), which was confirmed by the U.S. Bankruptcy Court on September 16, 1998 and consummated on October 2, 1998 (the "Reorganization"). Samuels is incorporated in Delaware and was initially funded by $15 million of new equity provided by the former bondholders of Barry's, who also consented to the conversion of their $50 million of Barry's bonds into equity of Samuels.

On October 2, 1998, the Predecessor was merged into Samuels under the Plan as part of the Reorganization.

The company's name, "Samuels Jewelers," comes from a chain of stores operated by the Predecessor in the San Francisco Bay area. That chain, founded in 1891, blends a rich tradition of providing an excellent selection of fine jewelry with outstanding customer service.

Samuels operates a chain of specialty retail jewelry stores located in regional shopping malls, power centers, strip centers and stand-alone stores. Its stores offer fine jewelry items in a wide range of styles and prices, with a principal emphasis on diamond and gemstone jewelry. As of April 6, 2000, Samuels operated 196 retail jewelry stores in twenty-six states, principally California, Texas, Kentucky, Colorado, Ohio, Indiana, Utah, Arizona, Idaho, Montana and New Mexico. As measured by the number of retail locations, Samuels is one of the larger specialty retailers of fine jewelry in the country. Samuels' corporate office is located at 2914 Montopolis Drive, Suite 200, Austin, Texas 78741, and its telephone number is (512) 369-1400.

BASIS OF PRESENTATION

The accompanying unaudited financial statements of Samuels have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The Plan, which became effective October 2, 1998, has materially changed the amounts reported in the accompanying financial statements, which give effect to adjustments to the carrying values of assets and liabilities as a consequence of the Plan. The results of operations and cash flows for the nine months ended February 27, 1999 have been split into two reporting periods. The four months ended October 2, 1998 reflect operations prior to the Reorganization. The five months ended February 27, 1999 reflect operations after the Reorganization and reflect the effects of Fresh-Start Reporting. The quarter and nine months ended February 26, 2000 reflect the results of operations and cash flows after the Reorganization and reflect the effects of Fresh-Start Reporting. Therefore, the results of operations and cash flows for the nine months ended February 26, 2000 are not comparable with results and cash flows for the same periods of the prior year. As used herein, Samuels refers to results for periods after October 2, 1998 and to results for the Predecessor for those periods through October 2, 1998.

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

Samuels' fiscal year ends on the Saturday closest to May 31. The quarter and nine months ended February 26, 2000 consist of the thirteen and thirty-nine weeks then ended, respectively. The five months ended February 27, 1999 consist of the twenty-one weeks then ended for the 1999 fiscal year and the four months ended October 2, 1998 consist of the eighteen weeks then ended for the 1999 fiscal year.

Certain previously reported amounts were reclassified to conform to current year presentations.

2. ACQUISITIONS AND NEW STORES

On July 27, 1999, Samuels entered into a purchase agreement with Henry Silverman Jewelers, Inc. ("Silverman's") to acquire its trade names, customer lists, fixtures and the lease rights for up to seventeen Silverman's stores. Samuels' purchase price for these assets was 60,000 shares of its common stock, then valued at approximately $0.3 million, the delivery of which was contingent upon the delivery of the Silverman's assets to Samuels. Samuels did not assume any of Silverman's liabilities and did not acquire any of Silverman's other assets as part of the purchase agreement. The 60,000 shares were issued and registered under Samuels' shelf registration on Form S-1, declared effective by the SEC on June 9, 1999. As of April 6, 2000, Samuels was operating thirteen stores under Silverman's lease agreements. Samuels has abandoned lease assignments on three Silverman's stores, to which the purchase agreement had allocated 5,400 shares. Samuels completed the return of the 5,400 shares related to these stores on November 15, 1999. Samuels is currently negotiating the one remaining lease assignment covered by the purchase agreement. Nevertheless, Samuels is currently operating in this store and expects the lease rights to be assigned. As part of the acquisition, Samuels also issued 2,500 shares of its common stock as a finder's fee.

Samuels has accounted for the former Silverman's stores using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based upon their preliminary fair values at the date of acquisition. Samuels has included the results of operations for these stores in its Statement of Operations as each store was re-opened by Samuels.

In November 1999, Samuels acquired substantially all of the assets of C & H Rauch, Inc. ("Rauch"), a Kentucky corporation, through the purchase of all of the outstanding stock of Rauch. The net purchase price of this acquisition, including liabilities assumed, was approximately $19.9 million. The acquisition of Rauch added operations in 40 new stores for Samuels, including new operations in the states of Kentucky, Ohio, Indiana, West Virginia and Virginia. Prior to the acquisition, Rauch had operated as a privately owned corporation. Upon completion of the acquisition, Rauch was merged with and into Samuels.

Samuels has accounted for the Rauch acquisition using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based upon their preliminary fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was approximately $5.1 million, which Samuels has recorded as goodwill and is amortizing on a straight-line basis over ten years. Samuels has included the results of operations for the Rauch acquisition in its Statement of Operations beginning November 1999. The Rauch home office was closed at the end of January 2000, the lease on its home office has been cancelled and the functions performed in Lexington, Kentucky have been absorbed by Samuels' home office in Austin, Texas.

The net purchase price was allocated as follows (in thousands):



Cash and cash equivalents                              $      726
Accounts receivable                                           339
Merchandise inventories                                    10,078
Prepaid expenses and other current assets                   2,621
Leasehold improvements, furniture and fixtures              1,010
Goodwill                                                    5,086
                                                       ----------
    Total purchase price                               $   19,860
                                                       ==========

On December 15, 1999, Samuels entered into an assets purchase agreement with Wilkerson & Associates to acquire substantially all of its interests in and rights to fourteen Musselman Jewelers stores ("Musselman"), including trade names, customer lists, fixtures and the lease rights related to such stores. Samuels' purchase price for these assets was 60,000 shares of its common stock, then valued at approximately $0.3 million, the delivery of which was contingent upon the delivery of the Musselman assets to Samuels. Samuels did not assume any of Musselman's liabilities and did not acquire any of Musselman's other assets as part of the purchase agreement. The 60,000 shares were registered under Samuels' shelf registration on Form S-1, as amended by Post-Effective Amendment No. 1 on Form S-4 to Form S-1 Registration Statement, which was declared effective by the SEC on January 28, 2000. As of January 25, 2000, Samuels had begun operating fourteen stores under Musselman's lease agreements.

Samuels has accounted for the former Musselman stores using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based upon their preliminary fair values at the date of acquisition. Samuels has included the results of operations for these stores in its Statement of Operations as each store was re-opened by Samuels.

In addition to the above acquisitions, Samuels opened 15 stores during the nine months ended February 26, 2000. Samuels is in various stages of lease negotiations for several other locations.

3. NOTES PAYABLE

On October 2, 1998, Samuels entered into a three-year, $50.0 million financing agreement with Foothill Capital Corporation as a lender and as agent for the lender group (the "Lenders"). Under the terms of the financing agreement, the Lenders make revolving advances to Samuels in amounts based on a percentage of eligible inventory. The annual rate of interest is, at Samuels' option, (i) 2.25% per annum over the Eurodollar rate or (ii) 0.5% per annum over the Lenders' prime rate, provided, however, that in no event will the applicable interest rate on any advance be less than 7% per annum. Interest charges are payable monthly. Upon the occurrence and during the continuation of any event of default under the financing agreement, all obligations will bear interest at a per annum rate equal to three percentage points above the otherwise applicable interest rate. As collateral for any and all obligations to the Lenders, Samuels granted a first priority perfected security interest in and to substantially all of its owned or thereafter acquired assets, both tangible and intangible. The financing agreement also contains quarterly covenants which include Samuels to meet a minimum level of tangible net worth and prohibits its payment of dividends. Samuels has entered into four amendments to the Loan and Security Agreement with the Lenders. As part of the amendments, Samuels and the Lenders adjusted some of the covenants required of Samuels under this financing agreement, allowed for the sale to World Financial Network National Bank ("WFN") of Samuels' existing credit card accounts (see Note 4) and reduced the total commitment under the financing agreement from $50.0 million to $40.0 million.

As of February 26, 2000, Samuels had direct borrowings of $25.1 million outstanding, with additional credit available of approximately $5.9 million based upon existing collateral. As of February 26, 2000, Samuels was in compliance with its obligations under the financing agreement.

In conjunction with Samuels' acquisition of Rauch (see Note 2), Samuels issued three promissory notes due and payable for $2.0 million each in January 2000, 2001 and 2002, respectively. The first promissory note, due January 2000, has been paid. The two remaining notes have a stated interest rate of 7% per annum with interest due and payable beginning January 15, 2000 and on each successive six-month anniversary thereafter. Samuels may offset its payment obligations under these notes, in part or in full, to the extent and in the event any liabilities arise that were not accounted for and not disclosed in the unaudited balance sheet of Rauch as of October 31, 1999, which Samuels required to be delivered as part of its completing the transaction. Upon the occurrence and during the continuation of any event of default under the notes, Samuels' payment obligations may bear interest at a per annum rate of 15%.

4. ACCOUNTS RECEIVABLE

On July 27, 1999, Samuels entered into agreements with WFN to sell its existing credit card accounts to WFN and to have WFN provide a third-party credit card program for the benefit of Samuels' customers. Samuels and WFN effected the transactions set out in the agreements on August 30, 1999. Upon closing the sale, Samuels sold its approximately $46.8 million outstanding accounts receivable to WFN at face value, less a holdback reserve of approximately $9.4 million. Samuels used the net proceeds of approximately $37.4 million to reduce the balances outstanding under Samuels' financing agreement with the Lenders (see Note 3).

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

5. SUBSEQUENT EVENTS

On March 8, 2000, Samuels entered into a Web Site Purchase Agreement with JewelryLine.com, Inc. ("JewelryLine.com") to purchase all of the assets, including the registered domain names, related to JewelryLine.com's operation of an online Internet site for the sale of jewelry and related items. Samuels' purchase price for these assets was 35,000 shares of common stock, then valued at approximately $0.3 million, registered pursuant to Samuels' shelf registration on Form S-1 Registration Statement, which the SEC declared effective on January 28, 2000. Samuels did not assume any of JewelryLine.com's liabilities as part of the transaction.

Samuels has accounted for the acquisition from JewelryLine.com using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired based upon their preliminary fair values at the date of acquisition.

This purchase is one of Samuels' initial steps into providing online Internet sales and services. Samuels has also obtained registration of additional domain names for the purpose of providing such sales and services. Samuels expects to devote significant time and resources to further developing such sales and services in the future in conjunction with continuing to operate its business as presently conducted.

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

OVERVIEW. The following discussion presents information about the financial condition, liquidity and capital resources, and results of operations of Samuels as of and for the quarters and nine months ended February 26, 2000 and February 27, 1999. This information should be read in conjunction with the audited consolidated financial statements of Samuels and the notes thereto as reported on Samuels' Annual Report on Form 10-K for the fiscal year ended May 29, 1999.

RESULTS OF OPERATIONS

THREE MONTHS ENDED FEBRUARY 26, 2000 COMPARED TO THE THREE MONTHS ENDED FEBRUARY 27, 1999

The following table sets forth selected store data with respect to the quarters ended February 26, 2000 and February 27, 1999:


                                                       February        February
                                                        2000             1999
                                                     ------------    ------------

Number of stores at beginning of quarter .........            181             114
  Acquired during the quarter ....................             14              --
  Opened during the quarter ......................              3              --
  Closed during the quarter ......................             --              (3)
                                                     ------------    ------------
          Total at quarter end ...................            198             111
                                                     ============    ============

Percentage increase in sales of
  Comparable stores ..............................           14.3%
Quarterly average sales per comparable store
  (in thousands) .................................   $        405    $        354
Equivalent store weeks ...........................          2,436           1,463
Equivalent weekly store sales (in thousands) .....   $         30.1  $         30.4


Net sales for the quarter ended February 26, 2000, were $73.3 million, an increase of 65.1% or $28.9 million, as compared to net sales of $44.4 million for the quarter ended February 27, 1999. Equivalent store weeks were 2,436 for the third quarter this year as compared to 1,463 for the third quarter last year, as Samuels opened three new stores and acquired fourteen Musselman stores during the third quarter this year. Equivalent weekly sales were $30.1 thousand for the third quarter ended February 26, 2000 as compared to $30.4 thousand for the third quarter ended February 27, 1999. The decrease in equivalent weekly sales is due to the acquisition of the Rauch and Musselman stores (see Note 2) that operate in smaller markets and have a lower average sales volume. Comparable store sales (for those stores open for the same period in both the current and preceding year) increased 14.3% during the quarter ended February 26, 2000. Samuels attributes the overall increase in sales to several key factors, mainly the remodeling of stores, a continued upgrading of the quality of its merchandise to offer an expanded assortment of higher ticket price merchandise and continued efforts to refine its marketing by targeting a more mature, financially sound customer, with a more discretionary spending ability. These factors were offset somewhat by a reduced percentage of credit sales (representing 29.6% of sales during the quarter ended February 26, 2000 as compared to 45.2% in the quarter ended February 27, 1999) resulting from continued changes to the credit underwriting criteria in order to maintain a portfolio consisting of more creditworthy customers and marketing targeted to a less credit dependent customer. Additionally, the recently acquired Rauch and former Musselman stores, which are not accustomed to a private label credit card program, have experienced a significantly lower credit sales penetration compared to the other Samuels stores.

Finance and credit insurance fees are no longer generated by Samuels, due to the sale of the existing credit card accounts to a third party as of August 30, 1999 (see Note 4). Revenue from these fees totalled $2.5 million during the quarter ended February 27, 1999.

Cost of goods sold, buying and occupancy expenses were $43.6 million for the quarter ended February 26, 2000, as compared to $26.6 million for the same quarter last year. The increase in cost of goods sold, buying and occupancy expenses resulted primarily from the overall increase in the number of stores in operation and increased sales. Cost of goods sold, buying and occupancy expenses were 59.5% of net sales for the quarter ended February 26, 2000 and 59.9% of net sales for the same quarter last year. Excluding amortization of Samuels' reorganization value in excess of amounts allocated to identifiable assets of $0.4 million for the third quarter this year and $0.4 million for the third quarter last year, cost of goods sold, buying and occupancy expenses were 58.9% and 59.0% of sales, respectively. The 0.1% decrease in cost of goods sold, buying and occupancy expenses as a percentage of sales resulted primarily from sales growing at a faster rate than costs offset by discounting focused on an increased effort to reduce slower moving and dated merchandise, particularly the merchandise acquired in the Rauch acquisition, much of which was sold at a substantial discount prior to re-merchandising those stores, a shift in the mix of products being sold to higher ticket lower margin items, and pre-opening startup costs and grand opening promotions which targeted former customers in the new and acquired stores.

Selling, general and administrative expenses were $20.5 million for the quarter ended February 26, 2000, as compared to $13.7 million in the same quarter last year. The increase was primarily due to the overall increase in the number of stores in operation, including the continued operation of the Rauch home office through January 31, 2000. Selling, general and administrative expenses as a percentage of net sales were 28.0% for the quarter ended February 26, 2000 and 30.8% for the quarter ended February 27, 1999. The improvement as a percentage of net sales resulted primarily from the general and administrative expenses being spread over the larger sales volume offset by a seasonal increase in credit costs associated with the WFN contract (see Note 4).

The provision for doubtful accounts is no longer being recorded as Samuels' credit card accounts have been sold (see Note 4).

Net interest expense was $0.5 million for the quarter ended February 26, 2000, a decrease of $0.3 million, or 37.1% from $0.8 million for the quarter ended February 27, 1999. Proceeds from the sale of Samuels' existing credit card accounts on August 30, 1999 (see Note 4) were used to reduce the amounts outstanding under Samuels' revolving line of credit.

NINE MONTHS ENDED FEBRUARY 26, 2000 COMPARED TO THE NINE MONTHS ENDED FEBRUARY 27, 1999 (COMBINING SAMUELS AND THE PREDECESSOR)

The following table sets forth selected store data with respect to the nine months ended February 26, 2000 and February 27, 1999:



                                                      February      February
                                                        2000           1999
                                                     ----------     ----------

Number of stores at beginning of period ..........          116            117
  Acquired during the period .....................           68             --
  Opened during the period .......................           15              2
  Closed during the period .......................           (1)            (8)
                                                     ----------     ----------
          Total at period end ....................          198            111
                                                     ==========     ==========

Percentage increase in sales of
  Comparable stores ..............................         5.25%
Period average sales per comparable store
  (in thousands) .................................   $      803     $      763
Equivalent store weeks ...........................        5,833          4,460
Equivalent weekly store sales (in thousands) .....   $       20.7   $       19.2


Net sales for the nine months ended February 26, 2000, were $120.9 million, an increase of 41.4% or $35.4 million, as compared to net sales of $85.5 million for the nine months ended February 27, 1999. Equivalent store weeks were 5,833 for the nine months this year as compared to 4,460 for the nine months last year, as Samuels opened fifteen new stores, acquired fourteen Musselman stores, acquired fourteen Silverman's stores and acquired forty C&H Rauch stores during the first nine months of this year. Equivalent weekly sales were $20.7 thousand for the nine months ended February 26, 2000 as compared to $19.2 thousand for the nine months ended February 27, 1999. Comparable store sales (for those stores open for the same period in both the current and preceding year) increased 5.25%. Samuels attributes the overall increase in sales to several key factors, mainly the remodeling of stores, a continued upgrading of the quality of its merchandise to offer an expanded assortment of higher ticket price merchandise and continued efforts to refine its marketing by targeting a more mature, financially sound customer, with more discretionary spending ability. These factors were offset somewhat by reduced credit sales (representing 35.6% of sales during the nine months ended February 26, 2000 as compared to 49.5% in the nine months ended February 27, 1999) resulting from continued changes to the credit underwriting criteria in order to maintain a portfolio consisting of more creditworthy customers and marketing targeted to a less credit dependent customer. Additionally, the recently acquired Rauch and former Musselman stores, which are not accustomed to a private label credit card program, have experienced a significantly lower credit sales penetration compared to the other Samuels stores.

Finance and credit insurance fees decreased to $2.3 million during the nine months ended February 26, 2000, from $7.5 million during the nine months ended February 27, 1999. This decrease was primarily due to the sale of the existing credit card accounts to WFN as of August 30, 1999.

Cost of goods sold, buying and occupancy expenses were $77.8 million for the nine months ended February 26, 2000, as compared to $55.4 million for the same nine months last year. The increase in cost of goods sold, buying and occupancy expenses resulted primarily from the overall increase in the number of stores in operation and increased sales. Cost of goods sold, buying and occupancy expenses were 64.3% of net sales for the nine months ended February 26, 2000 and 64.8% of net sales for the same nine months last year. Excluding amortization of Samuels' reorganization value in excess of amounts allocated to identifiable assets of $1.4 million for the nine months this year and $0.7 million for the nine months last year, cost of goods sold, buying and occupancy expenses were 63.1% and 64.0% of sales, respectively. The 0.9% decrease in cost of goods sold, buying and occupancy expenses as a percentage of sales resulted primarily from sales growing at a faster rate than costs offset by discounting focused on an increased effort to reduce slower moving and dated merchandise, particularly the merchandise acquired in the Rauch acquisition, much of which was sold at a substantial discount prior to re-merchandising those stores, a shift in the mix of products being sold to higher ticket lower margin items, and pre-opening startup costs and grand opening promotions which targeted former customers in the new and acquired stores.

Selling, general and administrative expenses were $41.9 million for the nine months ended February 26, 2000, as compared to $33.7 million in the same nine months last year. The increase was primarily due to the overall increase in the number of stores in operation offset by a net reduction in credit expenses related to the sale of the existing credit card accounts to WFN as of August 30, 1999 (see Note 4). Selling, general and administrative expenses as a percentage of net sales were 34.6% for the nine months ended February 26, 2000 and 39.4% for the nine months ended February 27, 1999. The improvement as a percentage of net sales resulted primarily from the general and administrative expenses being spread over the larger sales volume as well as the reduction in credit operations costs.

The provision for doubtful accounts was $0.8 million for the nine months ended February 26, 2000. This was a decrease of $3.5 million, or 80.6% from $4.3 million for the nine months ended February 27, 1999. The decrease in the provision was primarily due the fact that the provision for doubtful accounts is no longer being recorded because Samuels' credit card accounts were sold on August 30, 1999 (see Note 4).

Net interest expense was $1.9 million for the nine months ended February 26, 2000, a decrease of $1.8 million, or 48.1% from $3.7 million for the nine months ended February 27, 1999. Samuels entered into its revolving line of credit under a new financing agreement on October 2, 1998 (see Note 3), which resulted in more favorable borrowing rates. The decrease in interest expense is primarily due to using the proceeds from the sale of the existing credit card accounts on August 30, 1999 (see Note 4) to reduce the amounts outstanding under the line of credit, offset somewhat by increases in the base rate during the current period.

Reorganization costs incurred by the Predecessor consisted primarily of professional fees directly related to the Chapter 11 proceedings, offset by interest earned on accumulated cash during the pendency of the Chapter 11 proceedings.

FINANCIAL CONDITION

CREDIT PROGRAM. On July 27, 1999, Samuels agreed with WFN to sell its existing credit card accounts to WFN and to have WFN provide a third-party credit card program for the benefit of Samuels' customers. Samuels and WFN effected the transactions set out in the agreements on August 30, 1999. Upon closing the sale, Samuels sold its approximately $46.8 million outstanding accounts receivable to WFN at face value, less a holdback reserve of approximately $9.4 million. Samuels used the net proceeds of approximately $37.4 million to reduce the balances outstanding under Samuels' financing agreement with the Lenders (see Note 4).

INVENTORY. As of February 26, 2000, Samuels' inventories (net of reserves and not including consignment inventory) were approximately $56.0 million, an increase of approximately $23.3 million from $32.7 million at May 29, 1999. This increase is primarily due to merchandise purchased for the opening of new and acquired stores.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL. Samuels' operations require working capital to fund the purchase of inventory and to meet normal operating expenses. The seasonality of Samuels' business requires a significant build-up of inventory for the Christmas holiday selling period. Samuels generally must fund these seasonal inventory needs during the late summer and fall months because of the necessary lead-time to obtain additional inventory. As part of its acquisitions of Rauch and Musselman stores (see Note 2), Samuels had to expend a significant amount of working capital to re-merchandise the stores and make the necessary capital improvements. Samuels is currently considering ways in which it might increase its working capital, including doing so as to address future expenditures that may be necessary for Samuels to take advantage of business opportunities presented to it.

Samuels reported cash flow provided by operating activities of approximately $40.3 million for the nine months ended February 26, 2000, as compared to cash flow used in operating activities of approximately $9.3 million for the comparable period in the prior year. The change in cash flow from operating activities is primarily due to the sale of the existing credit card accounts (see Note 4). Samuels acquired $10.7 million in new property and equipment during the nine months, primarily consisting of leasehold improvements associated with the remodeling of existing stores and the acquisition of new stores. Additionally, Samuels recorded cash payments of $3.3 million for the acquisition of C&H Rauch, Inc. Samuels financed the acquisition in part through the issuance of notes payable totaling $6.0 million of which $2.0 million has been paid (see Note 3).

As of February 26, 2000, Samuels had $2.3 million of cash and cash equivalents as compared to $1.5 million as of May 29, 1999.

FINANCING TRANSACTIONS

On October 2, 1998, Samuels entered into a three year, $50.0 million financing agreement with Foothill Capital Corporation as a lender and as agent for the Lenders. Under the terms of the financing agreement, the Lenders make revolving advances to Samuels in amounts based on a percentage of eligible inventory. The annual rate of interest is, at Samuels' option, (i) 2.25% per annum over the Eurodollar rate or (ii) 0.5% per annum over the Lenders' prime rate, provided, however, that in no event will the applicable interest rate on any advance be less than 7% per annum. Interest charges are payable monthly. Upon the occurrence and during the continuation of any event of default under the financing agreement, Samuels' obligations will bear interest at a per annum rate equal to three percentage points above the otherwise applicable interest rate. As collateral for any and all of it's obligations to the Lenders under the financing agreement, Samuels granted a first priority perfected security interest in and to substantially all of its owned or thereafter acquired assets, both tangible and intangible. The financing agreement also contains quarterly covenants that include requiring Samuels to meet a minimum level of tangible net worth and prohibiting its payment of dividends. Samuels has entered into four amendments to the Loan and Security Agreement with the Lenders. As part of the amendments, Samuels and the Lenders adjusted some of the covenants required of Samuels under this financing agreement, allowed for the sale to World Financial Network National Bank ("WFN") of Samuels' existing credit card accounts (see Note 4) and reduced the total commitment under the financing agreement from $50.0 million to $40.0 million.

As of February 26, 2000, Samuels had direct borrowings of $25.1 million outstanding with additional credit available of approximately $5.9 million based upon existing collateral. As of February 26, 2000, Samuels was in compliance with its obligations under the financing agreement.

In conjunction with Samuels' acquisition of Rauch (see Note 2), Samuels issued three promissory notes due and payable for $2.0 million each in January 2000, 2001 and 2002, respectively, the first of which has been paid. The two remaining notes have a stated interest rate of 7% per annum with interest due and payable beginning January 15, 2000 and on each successive six-month anniversary thereafter. Upon the occurrence and during the continuation of any event of default under the notes, Samuels' payment obligations may bear interest at a per annum rate of 15%.

INTERNET SALES STRATEGY. The purchase of JewelryLine.com on March 8, 2000, is one of Samuels' initial steps into providing online Internet sales and services. Samuels has also obtained registration of additional domain names for the purpose of providing such sales and services. Samuels expects to devote significant time and resources to further developing such sales and services in the future in conjunction with continuing to operate its business as presently conducted.

YEAR 2000 COMPLIANCE. Samuels relies on its computer system, applications and devices in operating and monitoring all major aspects of its business, including financial systems (such as general ledger, accounts payable and payroll modules), customer services, infrastructure, embedded computer chips, networks, telecommunications equipment and end products.

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

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Samuels is exposed to market risk in the form of interest rate risk. As of February 26, 2000, Samuels had $25.2 million outstanding under its revolving line of credit under its financing agreement with the Lenders. This revolving line of credit is priced with a variable rate based on LIBOR or a base rate, plus, in each case, an applicable margin. An increase or decrease in interest rates would affect the interest costs relating this revolving line of credit. Samuels has no interest rate swaps or other hedging facilities relating to its revolving line of credit.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

         Samuels is involved from time to time in legal proceedings incident to its business. Samuels believes that its potential liability in any such pending or threatened proceedings, either individually or in the aggregate, will not have a material effect on the financial condition or results of operations of Samuels.

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

         David B. Barr, David J. Breazzano, David H. Eisenberg, E. Peter Healey, Wendy T. Landon, Randy N. McCullough and Jerry Winston were elected to serve until the 2000 annual meeting of shareholders. Voting by proxy or in person, Samuels' shareholders elected the above seven directors with 4,479,270 votes cast for, and 3,800 votes abstaining for David B. Barr, David J. Breazzano, David H. Eisenberg, Wendy T. Landon, Randy N. McCullough and 4,478,270 votes cast for, and 4,800 votes abstaining for
         E. Peter Healey and Jerry Winston.

         The shareholders voted on and approved the ratification of appointment of certified public accountants with 4,480,370 votes cast for ratification, no votes against ratification and 2,700 votes abstaining.

Item 5. Other Information

         On December 15, 1999, Samuels entered into an assets purchase agreement with Wilkerson & Associates (see Note 2).

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits:

         Exhibit  Description

            3.1   Certificate of Incorporation of Samuels Jewelers, Inc.(1)

            3.2   Bylaws of Samuels Jewelers, Inc.(1)

            10.1  Amendment Number Four to Loan and Security Agreement

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

                                    SAMUELS JEWELERS, INC.



April 10, 2000                      By:    /s/ RANDY N. MCCULLOUGH
                                        ----------------------------------------
                                               Randy N. McCullough
                                       President and Chief Executive Officer



April 10, 2000                      By:    /s/ E. PETER HEALEY
                                        ----------------------------------------
                                               E. Peter Healey
                                         Executive Vice President and
                                           Chief Financial Officer
                                        (Principal Financial Officer)



April 10, 2000                      By:    /s/ J. DOUGLAS BULLOCK
                                        ----------------------------------------
                                               J. Douglas Bullock
                                             Vice President-Finance
                                         (Principal Accounting Officer)

                                  EXHIBIT INDEX


     EXHIBIT
     NUMBER    DESCRIPTION
     -------   -----------
     3.1       Certificate of Incorporation of Samuels Jewelers, Inc. (1)

     3.2       Bylaws of Samuels Jewelers, Inc. (1)

     10.1      Amendment Number Four to Loan and Security Agreement

     27.1      Financial Data Schedule


(1) Incorporated by reference to the Company's Current Report on Form 8-K filed October 6, 1998.