Form 10-K
period 2000-06-03
SAMUELS JEWELERS INC
filed 2000-09-01
CIK 790360

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

                     FOR THE FISCAL YEAR ENDED JUNE 3, 2000
                         COMMISSION FILE NUMBER 0-15017
                                 ---------------

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of August 17, 2000, the aggregate market value of the voting stock, held by nonaffiliates of the issuer, was $8,028,469 based upon an average price of $4.75 multiplied by 1,690,204 shares of common stock outstanding on such date held by nonaffiliates.

         As of August 17, 2000, the issuer had a total of 7,949,840 shares of common stock outstanding.

        APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS.

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution under a plan confirmed by a court. Yes [X] No [ ]

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III.

         Samuels Jewelers, Inc. Proxy Statement relating to its 2000 Annual Meeting of Shareholders, to be filed with the SEC within 120 days of June 3, 2000.

================================================================================

                                     PART I


ITEM 1. BUSINESS


THE COMPANY

         Samuels Jewelers, Inc. (the "Company" or "Samuels") operates a national chain of specialty retail jewelry stores located in regional shopping malls, power centers, strip centers and stand-alone stores. The Company sells fine jewelry items in a wide range of styles and prices, with a principal emphasis on diamond and gemstone jewelry. As of August 17, 2000, the Company operated 199 retail jewelry stores in 26 states. The Company also sells jewelry online at www.Samuels.cc, www.SamuelsJewelers.com and www.JewelryLine.com. The Company currently operates stores under the following four tradenames: "Samuels", "C&H Rauch", "Schubach" and "Samuels Diamonds". Measured by the number of retail locations, Samuels is the seventh largest specialty retailer of fine jewelry in the country.

         The Company takes its name, "Samuels Jewelers", from a chain of stores operated by its corporate predecessor, Barry's Jewelers, Inc. (the "Predecessor"), in the San Francisco Bay area. The Samuels chain, founded in 1891, blends a rich tradition of providing an excellent selection of fine jewelry with outstanding customer service. Since 1998 the Company has consolidated the number of tradenames under which it operates from fourteen to four and it plans to operate all its stores under either the "Samuels" or "Samuels Diamonds" name within the next two to three years.

         Although it evoked tradition in selecting its operating tradename, the Company progressively seeks new and efficient ways to operate its business. The Company targets a more affluent and less credit-dependent consumer through a sophisticated marketing program that focuses on offering quality merchandise at a fair price. The Company uses a store prototype that is customer friendly, inviting and attracts the Company's target customer, as well as the various mall developers. The Company manages the business, including merchandising and distribution functions, through operating systems that use current technology. In Fiscal 2000, the Company began to offer online jewelry shopping to complement the operations of its physical store locations.

         The Company is incorporated under the laws of Delaware. Its corporate office is located at 2914 Montopolis Drive, Suite 200, Austin, Texas 78741, and its telephone number is (512) 369-1400.


HISTORY

         The Company was created in August 1998 for the purpose of acquiring the assets of the Predecessor as part of its Plan of Reorganization (the "Plan"), which was confirmed by the bankruptcy court on September 16, 1998 and was consummated on October 2, 1998 (the "Reorganization").

         As part of the restructuring, the newly reconstituted board of directors of the Predecessor recruited a new management team with an established background in the retail jewelry industry. This background included experience with national retail jewelers in merchandising, marketing, operation and training, systems installations and management, financial management and reporting, as well as restructuring expertise.

         After its appointment, the new management team identified several problems with the Predecessor's financial and operational situation, primarily that the Predecessor was significantly over-leveraged and was continuing to operate a number of unprofitable store locations that targeted a less affluent, more credit-dependent customer. The new management team embarked on the development and implementation of a business plan designed to address these issues and to restore the Predecessor to profitability. Originally, the Predecessor hoped to implement its new business plan without having to commence bankruptcy proceedings, but after discussions with various constituencies it was determined that the Predecessor would have to commence Chapter 11 reorganization proceedings in order to provide it with the time, flexibility and stability needed to formulate and fully implement the new business plan and otherwise to reorganize its financial and operations affairs.

         With the cooperation of these constituencies, the new management team began to institute a new merchandising and marketing strategy in time for the 1997 Christmas selling season. Concurrently, the new management team began developing the infrastructure necessary to allow the Company to grow and go forward profitably. In the spring of 1998, management presented a plan that readily received approval from the various constituencies. The Plan included approvals for using resources to obtain all new information technology that would be necessary to efficiently operate the business and for the aggressive and successful effort of relocating the home office from southern California to central Texas. These efforts were commenced throughout and substantially concluded in 1998.

         Under the Reorganization, the Company was funded by $15 million of new equity provided by bondholders of the Predecessor, who also consented to the conversion of $50 million of bonds they held in the Predecessor into equity of the Company. Specifically, the Plan provided for the following in connection with the Reorganization:

o payment in full of certain administrative claims, tax claims, bank secured claims and other allowed secured claims;

o distribution of 2,500,000 shares of the Company's common stock to the Predecessor's bondholders in exchange for their allowed claims;

o distribution of 2,250,000 shares of the Company's common stock in exchange for $15 million in a new equity cash infusion;

o distribution of 250,000 restricted shares of the Company's common stock to certain members of the new management team;

o payment of allowed claims of general unsecured creditors at a rate of $0.15 for each dollar of their allowed claims;

o issuance of up to 263,158 warrants to purchase the Company's common stock to stockholders in exchange for their shares of Barry's common stock; and

o    merger of Barry's into Samuels Jewelers, Inc.

         In addition, Foothill Capital Corporation agreed to provide the Company with a new fully secured line of credit of up to $50 million. Upon consummation of the Reorganization on October 2, 1998, the Company drew down approximately $32 million from this line of credit. These borrowings, along with the $15 million new cash equity infusion, were used to pay the balance of the Predecessor's previous line of credit with BankBoston.

         The Company's balance sheet and financial statements have been impacted by the Reorganization and the adoptions made by the Company in connection with the Reorganization as described in "Notes to Financial Statements--1. Reorganization and Basis of Presentation."

         As part of the Reorganization, the Company changed the fiscal year end used by its Predecessor from May 31 to the Saturday closest to May 31. The Company's fiscal years ended June 3, 2000 ("Fiscal 2000"), May 29, 1999 ("Fiscal 1999") and May 30, 1998 ("Fiscal 1998") may be referred to herein as such.

         The primary remnants of the Predecessor's operations are 106 locations of the more than 200 leasehold interest that the Predecessor occupied. Most of the leases for these locations have been renegotiated and many of the stores have been renamed and remodeled. The Company plans to rename and remodel the remaining stores in the coming few years.


FISCAL YEAR 2000 DEVELOPMENTS

         During Fiscal 2000, the Company continued to implement the business plan developed by its management team in connection with the Reorganization. The Company consolidated the number of tradenames under which it operates from fourteen to four, only two of which belonged to the Predecessor. Through its acquisitions during Fiscal 2000, the Company has expanded from being strictly a mall-based concept, adding both a "big box" stand-alone concept with its "Samuels Diamonds" name and also expanding into power center strip malls with its acquisition of the "C&H Rauch" stores.

         In August 1999, the Company outsourced its credit operations to an independent credit expert, Alliance Data Services, through its wholly owned subsidiary World Financial Network National Bank ("WFN"). The Company sold its existing credit card accounts to WFN and agreed to have WFN provide a third-party credit card program for the benefit of the Company's customers. Upon closing the sale of the existing credit card accounts, the Company sold its approximately $46.8 million outstanding accounts receivable to WFN at face value, less a holdback reserve of approximately $9.4 million. The Company used the net proceeds of approximately $37.4 million to reduce the balances outstanding under its secured line of credit with Foothill Capital Corporation and the Company then reduced the total commitment under the secured line of credit from $50 million to $40 million.

         In addition, during Fiscal 2000, the Company opened several new stores, either by negotiating new leases or acquiring leases through the acquisition of other retail jewelry operations. The Company opened 17 new stores during Fiscal Year 2000 by negotiating new leases. The Company's acquisition of other retail jewelry operations included the following:

o Henry Silverman Jewelers, Inc.--On July 27, 1999, the Company entered into a purchase agreement with Henry Silverman Jewelers, Inc. ("Silverman's") to acquire its tradenames, customer lists, fixtures and the lease rights for 14 Silverman's stores. The Company's purchase price for these assets was 54,600 shares of its common stock, then valued at approximately $0.3 million. The Company did not assume any of Silverman's liabilities or acquire any of Silverman's remaining assets. The shares of common stock were issued and registered under the Company's shelf registration statement on Form S-1, declared effective by the SEC on June 9, 1999. The Company also issued 2,500 shares of its common stock to an individual as a finder's fee as part of the transaction. The Company currently operates these 14 stores in seven states, 13 stores under the name "Samuels Diamonds" and one as "Samuels". See "Notes to Financial Statements--2. Accounting for Acquisitions."

o C & H Rauch, Inc.--In November 1999, the Company acquired substantially all of the assets of C & H Rauch, Inc. ("Rauch") through the purchase of all of the outstanding stock of Rauch. The Company's net purchase price for this acquisition was approximately $20.0 million, consisting of $2.0 million in cash, notes payable in the amount of $6.0 million and approximately $12.0 million in liabilities assumed. The Company's acquisition of Rauch added 40 new stores, including operations in the states of Kentucky, Ohio, Indiana, West Virginia and Virginia. Upon completion of the acquisition, Rauch was merged with and into the Company. Currently, the Company continues to operate 33 of these stores under the "C&H Rauch" nameplate and has converted the other 7 stores to "Samuels". See "Notes to Financial Statements--2. Accounting for Acquisitions."

o Musselman Jewelers--Pursuant to an asset purchase agreement that was entered into in December 1999, the Company acquired from Wilkerson & Associates substantially all of its interests in and rights to 14 Musselman Jewelers stores ("Musselman"), including tradenames, customer lists, fixtures and the lease rights related to such stores. The Company's purchase price for these assets was 60,000 shares of its common stock, then valued at approximately $0.5 million. The Company did not assume any of Musselman's liabilities and did not acquire any of Musselman's other assets as part of the acquisition. The 60,000 shares of the Company's common stock were registered under the Company's shelf registration statement on Form S-1, as amended by Post-Effective Amendment No. 1 on Form S-4 to Form S-1 Registration Statement. By early February 2000, the Company had begun operating fourteen stores in three states--Pennsylvania, Virginia and West Virginia--under Musselman's prior lease agreements. All fourteen stores have been renamed "Samuels". See "Notes to Financial Statements--2. Accounting for Acquisitions."

o JewelryLine.com, Inc.--The Company began online jewelry shopping operations during Fiscal 2000. As of March 8, 2000, the Company acquired the online operations and assets of JewelryLine.com, Inc. ("JewelryLine"), including the registered domain names, related to JewelryLine's operation of an online Internet site for the sale of jewelry and related items. The Company's purchase price for the JewelryLine assets was 35,000 shares of the Company's common stock, then valued at approximately $0.3 million, that were registered pursuant to the Company's shelf registration statement on Form S-1, as amended by Post-Effective Amendment No. 1 on Form S-4 to Form S-1 Registration Statement. The Company did not assume any of JewelryLine's liabilities as part of the transaction. See "Notes to Financial Statements--2. Accounting for Acquisitions." The Company also registered "www.Samuels.cc" and www.SamuelsJewelers.com" Web Site locations and began offering merchandise at such locations, along with JewelryLine.com, on April 17, 2000.


RECENT EVENTS

         In July 2000, the Company completed the sale of 2,795,940 shares of its common stock, par value $.001 per share, to several purchasers pursuant to a private offering by the Company. The purchasers of common stock in this private offering included directors and officers of the Company and funds controlled by DDJ Capital Management, LLC. The Company sold the shares at a price of $5.25 per share for an aggregate purchase price of approximately $14.7 million. See "Notes to Financial Statements--10. Subsequent Events". This private placement raised approximately $13.0 million in current operating funds which are being used to fund the increased working capital needs created by the Company's recent growth. As part of the purchase agreements for such sales of common stock, the Company agreed to register such stock under the Securities Act of 1933, as amended, for resale pursuant to a shelf registration statement.

         The Company conducted the private offering and sold the 2,795,940 shares under an exemption from registration of such shares under the Securities Act of 1933, as amended (the "Securities Act"), provided in Section 4(2) of the Securities Act and pursuant to Rule 506 under Regulation D under the Securities Act.


STRATEGY

         The Company's operating strategy is to provide exceptional value on fine jewelry to the retail jewelry consumer. This is accomplished by partnering with vendors to develop new products and expand assortments based on customer demand and perceived value and then by communicating this value message through targeted marketing programs. To enhance sales, the Company makes credit financing available to qualified customers through a private label credit card program and through various secondary credit sources. The Company's sales capabilities are also supported by a trained and knowledgeable sales staff and a centralized distribution system to replenish merchandise.

MERCHANDISE STRATEGY

         Utilizing an experienced team of merchants with both buying and manufacturing expertise, the Company has been able to develop dominant merchandise assortments that provide exceptional quality at competitive prices. This focus on providing products with clear, competitive features allows differentiation by offering a better value to the consumer and thereby capturing a larger market share. The Company has also positioned its merchandise assortments to appeal to a mainstream jewelry consumer with competitive price points, modern styling and expanded selection in high volume product categories.


INVENTORY MANAGEMENT

         Inventory is purchased and distributed centrally through the home office in Austin, Texas. Store inventory is replenished weekly, or more often during peak selling seasons, and stock is balanced regularly to improve turnover. Management believes that centralized merchandise purchasing and distribution allows the Company to better ensure the quality of offerings and take advantage of volume pricing discounts.

         The three largest volume vendors collectively have accounted for an aggregate of 45%, 31% and 27% of merchandise purchases by the Company during Fiscal 2000, 1999 and 1998, respectively. Management believes that the Company's relationship with its vendors is good.


SUPPLY AND PRICE FLUCTUATIONS

         The world supply and price of diamonds are influenced considerably by the Central Selling Organization ("CSO"), which is the marketing arm of DeBeers Consolidated Mines, Ltd. ("DeBeers"), a South African company. Through the CSO, over the past several years, DeBeers has supplied approximately 80% of the world demand for rough diamonds, selling to gem cutters and polishers at controlled prices. Recent changes in the DeBeers corporate culture and their control on market pricing may impact the Company's costs in the future. To date there have been no material effects resulting from these changes.

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


TRADE NAMES

         As of June 3, 2000, the Company operated 198 stores in 26 states under the following trade names: "Samuels", "C&H Rauch", "Schubach" and "Samuels Diamonds". The Company intends to have all of its stores operating under "Samuels Jewelers" or "Samuels Diamonds" within the next two to three years. The Company also owns and operates the following sites on the World Wide Web: www.Samuels.cc, www.SamuelsJewelers.com and www.JewelryLine.com.

STORE PERFORMANCE

         The following table sets forth selected data with respect to the Company's operations for the last five fiscal years:

                                                        2000         1999       1998        1997         1996
                                                       -------     -------     -------     -------     -------
Number of stores at beginning of year ..............       116         117         130         161         162
  Acquired during the year .........................        68           5          --          --          --
  Opened during the year ...........................        17           2          --          17           7
  Closed during the year(1) ........................        (3)         (8)        (13)        (48)         (8)
                                                       -------     -------     -------     -------     -------
          Total at year end ........................       198         116         117         130         161
                                                       =======     =======     =======     =======     =======

Percentage increase (decrease) in sales of
  comparable stores(2) .............................       4.8%        2.0%        9.2%      (10.0)%       2.2%
Average sales per comparable store (in
  thousands)(2) ....................................   $ 1,036     $   968     $   951     $   709     $   905
Private label credit sales mix (3) .................      32.7%       49.5%       54.3%       65.2%        N/A
Equivalent store weeks .............................     8,586       5,934       6,571       8,657       8,369
Equivalent weekly average store sales (in thousands)   $  18.3     $  18.3     $  17.3     $  15.1     $  16.7

----------

     (1) The 48 stores closed during Fiscal 1997 are composed of 33 stores closed on or about May 11, 1997, as part of the Company's Chapter 11 Petition filing; 11 stores closed in connection with the restructuring, announced in January 1997, and 4 other stores closed during the year.

     (2) Comparable stores are stores that were open for all of the current and preceding year. Fiscal 2000's 53-week percentage sales increase is calculated by adding an extra week to Fiscal 1999's comparable store sales

     (3) Private label credit sales mix represents the percentage of total sales made on the Company's private label credit card including sales on the accounts provided by WFN after the Company outsourced its credit operations in Fiscal 2000.




CREDIT PROGRAM

         On August 30, 1999 the Company sold its then existing credit card accounts to WFN pursuant to an agreement that called for the Company to transfer its approximately $46.8 million outstanding accounts receivable to WFN at face value, less a holdback reserve of approximately $9.4 million to be held by WFN, thus finalizing the efforts commenced in 1997 by the new management team to shift its focus from being a credit jeweler to a mainstream jeweler targeting a more affluent, less credit-dependent customer base. The third-party credit program generally requires WFN to calculate monthly the total amount of receivables outstanding and then retain or pay out, as applicable, an amount such that the holdback reserve is maintained at a constant percentage of receivables outstanding. The holdback reserve is intended to protect WFN against charged-off accounts and will be returned to the Company at the end of the program. The Company has recorded the holdback reserve net of a valuation allowance that reflects management's estimate of losses based on past performance. Under the agreement WFN otherwise pays the Company the proceeds for sales on the credit accounts promptly after the sale. The third-party credit card program has an initial term of five years, but provides the parties the option to extend the agreement beyond such initial term unless the parties otherwise agree.

         Charges, net of down payments, under the Company's credit program accounted for approximately 32.7% of Fiscal 2000 sales and 49.5% of Fiscal 1999 sales. The decline in credit sales mix is primarily attributable to the outsourcing of credit decisions and changes to the credit underwriting criteria to shift the Company's focus on marketing targeted to a more affluent and less credit-dependent consumer. Payment periods for credit sales on the Company's private label credit card generally range from 24 to 36 months. Customers may also purchase jewelry for cash, personal check or by using major national credit cards.


SEASONALITY

         Sales during the Christmas season, which includes the period from the day following Thanksgiving Day to December 31, generally account for approximately 25% of the Company's annual net sales and all or nearly all of its annual earnings. The success of the Company is heavily dependent each year on its Christmas selling season, which in turn depends on many factors beyond the Company's control, including the general business environment and competition in the industry. The Company had net sales of $51.0 million during the Christmas 1999 selling season.

         The Company also relies heavily on sales during other annual holidays and special events, although the Company's success on an annual basis does not depend as heavily on the sales during these times as it does during the Christmas season.

COMPETITION

         The retail jewelry industry is highly competitive. It is estimated that there are approximately 35,000 retail jewelry stores in the United States, most of which are independently operated and not part of a major chain. Numerous companies, including publicly and privately held independent stores and small chains, department stores, catalog showrooms, direct mail suppliers, and TV shopping networks, provide competition on a national and regional basis. The malls and shopping centers where many of the Company's stores are located typically contain several other national chain's or independent jewelry stores, as well as one or more jewelry departments located in the "anchor" department stores. Certain of the Company's competitors are substantially larger than the Company and have greater financial resources.

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


INFORMATION SYSTEMS

         The Company relies on its computer systems, applications and devices in operating and monitoring all major aspects of its business, including financial systems (such as general ledger, accounts payable and payroll modules), customer services, infrastructure, networks, telecommunications equipment and end products.


EMPLOYEES

         At June 3, 2000, the Company had approximately 1,535 full-time and part-time employees. Unions represented approximately 31 employees, or 2.0% of the Company's employees, at such date. On February 1, 2000, the Company extended until January 31, 2003, its existing union contract covering these employees on substantially the same terms. The Company believes it provides working conditions and wages that compare favorably with those offered by other retailers in the industry and that its employee relations are good. The Company has not experienced material labor unrest, disruption of operations or strikes.


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


ITEM 2. PROPERTIES

         The Company leases all of its retail store locations. The stores range in size from approximately 577 square feet to 3,690 square feet. The Company's leases for its retail store locations generally have an initial term of five to ten years and are generally scheduled to expire at various dates through 2011. Some of the leases contain renewal options for periods ranging from five to ten years on substantially the same terms and conditions as the initial lease. Under most of the leases, the Company is required to pay taxes, insurance, and its pro rata share of common area and maintenance expenses. The leases also often require the Company to pay the greater of a specified minimum rent or a contingent rent based on a percentage of sales as set forth in the respective lease. Currently, leases for ten stores have expired and the Company is occupying these stores on a month-to-month basis. The Company expects to close some of these stores in the next few months and is negotiating renewal agreements on the remaining leases. See "Notes to Financial Statements--7. Commitments and Contingencies" for information on the Company's minimum rental commitments on remaining noncancelable leases.

         The Company leases its headquarters in Austin, Texas. The lease for its headquarters is for approximately 24,000 square feet at a rent of $0.47 per square foot per month on a triple net basis for a term of five years, with an option to renew for one additional five-year term at the average monthly net rental rate charged for comparable premises. The Company previously leased space in Irwindale,

California, for its credit center. Consistent with the Company's outsourcing of its credit operations to WFN, the Company terminated the lease on the Irwindale facility in October 1999 in accordance with an early termination provision of that lease.

         As of August 17, 2000, the Company was operating 199 retail stores in 26 states:


                                                                            NUMBER OF
STATE                                                                        STORES
-----                                                                       ---------
Texas ....................................................................    38
California ...............................................................    32
Kentucky .................................................................    22
Colorado .................................................................    13
Ohio .....................................................................    11
Pennsylvania .............................................................    11
Arizona ..................................................................     8
Indiana ..................................................................     8
Utah .....................................................................     8
Idaho ....................................................................     5
Montana ..................................................................     5
New Mexico ...............................................................     5
West Virginia ............................................................     5
Others ...................................................................    28
                                                                             ---
TOTAL ....................................................................   199
                                                                             ===

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders of the Company during the quarter ended June 3, 2000.

EXECUTIVE OFFICERS

         The following individuals currently serve as the Company's executive officers. Officers are elected by the Company's Board of Directors each to serve until their successor is elected and qualified, or until their earlier resignation or removal from office or death.


           NAME                         AGE         POSITION
           ----                         ---         --------
           Randy N. McCullough          48          President, Chief Executive Officer and Director
           E. Peter Healey              47          Executive Vice President, Chief Financial Officer, Secretary, and Director
           Bill R. Edgel                35          Senior Vice President - Merchandising and Marketing
           Chad C. Haggar               36          Senior Vice President - Operations
           Paul W. Hart                 42          Senior Vice President - Management Information Systems
           J. Douglas Bullock           53          Vice President - Finance
           Dwayne A. Cooper             41          Vice President - Treasurer and Assistant Secretary

         Set forth below is biographical information for each executive officer.

         Randy N. McCullough, 48, has been a Director of the Company since September 22, 1998. Mr. McCullough has been the Company's President and Chief Executive Officer since its inception on August 20, 1998 and previously served in that capacity for the Predecessor from March 31, 1998. Mr. McCullough served as the Predecessor's Executive Vice President and Chief Operating Officer from January to March 1998. Mr. McCullough joined the Predecessor in April 1997 and was its Senior Vice President-Merchandise from April 1997 to March 1998. Prior to joining the Predecessor, Mr. McCullough served as President of Silverman's Factory Jewelers from 1991 to March 1997. Prior to that time, Mr. McCullough was a senior manager with a leading national retail jewelry chain for over 18 years.

         E. Peter Healey, 47, has been a Director of the Company since September 22, 1998. Mr. Healey has served as the Company's Executive Vice President, Chief Financial Officer and Secretary since its inception on August 20, 1998 and previously served in that capacity for the Predecessor from February 1997. From 1994 to 1996, Mr. Healey was Vice President, Chief Financial Officer, Secretary and Treasurer of MS Financial, Inc. From 1985 to 1993, Mr. Healey was with Zale Corporation, serving as Vice President-Treasurer from 1987 to 1993.

         Bill R. Edgel, 35, has been the Company's Senior Vice President-Merchandising and Marketing since October 2, 1998 and previously served the Predecessor as Vice President of Marketing from February 1997. Prior to joining the Predecessor, Mr. Edgel served as Director of Credit Marketing of Macy's West, a division of Federated Department Stores, from 1996 to 1997. Mr. Edgel served as Director of Marketing for Merksamer Jewelers, Inc. from 1995 to 1996.

         Chad C. Haggar, 36, has been the Company's Senior Vice President-Operations since October 2, 1998 and previously served as Vice President - Operations for the Predecessor since February 1997. Prior to joining the Predecessor, Mr. Haggar served as Director of Stores of Fred Meyer, Inc. from 1996 to 1997. From 1987 to 1996, Mr. Haggar served as Regional Manager of Merksamer Jewelers, Inc. For over six years prior to 1987, Mr. Haggar served in various management positions with leading jewelry chains.

         Paul W. Hart, 42, has been the Company's Senior Vice President-Management Information Systems since October 2, 1998 and previously served in that capacity for the Predecessor from August 1997. Prior to joining the Predecessor, Mr. Hart served as Vice President - Management Information Systems of MS Financial, Inc. from 1996 to 1997. From 1974 to 1995, Mr. Hart was employed by Zale Corporation, serving as Director of Credit Systems from 1994 to 1995, and as its Manager of Business Systems Planning and Support from 1988 to 1994.

         J. Douglas Bullock, 53, has served as the Company's Vice President-Finance since December 1, 1999 and previously served as Vice President-Credit for the Company and the Predecessor from February 2, 1998. From August 1997 to January 1998, Mr. Bullock was Vice President and Branch Manager of Search Financial Services, Inc. From 1994 to 1997, Mr. Bullock was Director of Credit and Operations for MS Financial, Inc. From 1993 to 1994 Mr. Bullock was a Manager for SunTech, Inc. From 1983 to 1992, Mr. Bullock was with Trustmark National Bank, Jackson, Mississippi, serving as Executive Vice President from 1987 to 1992.

         Dwayne A. Cooper, 41, has served as the Company's Vice President-Treasurer and Assistant Secretary since February 14, 2000. From October 1997 to February 2000, Mr. Cooper was the Director of Internal Audit and Taxes for MS Diversified Corporation. From 1996 to 1997, Mr. Cooper served as Vice President and Treasurer of MS Financial, Inc. From 1985 to 1996, Mr. Cooper was with Zale Corporation, serving as Assistant Treasurer from 1992 to 1996.

                                     PART II



ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


MARKET INFORMATION

         The Company's common stock, par value $.001 per share ("Common Stock"), began trading on the Nasdaq OTC Bulletin Board after the effective date of the Reorganization under the symbol "SMJW".

         The Company's warrants are traded under the symbol "SMJWW".

         The following table sets forth the range of the high and low per share bid prices of the Company's Common Stock, as quoted on the Nasdaq OTC Bulletin Board, since October 2, 1998. These bid prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.


                                                                          FISCAL YEARS ENDED
                                                                          ------------------
                                                                JUNE 3, 2000           MAY 29, 1999
                                                            -------------------     -------------------
                                                             High         Low        High        Low
                                                            -------     -------     -------     -------
                     First quarter........................  $ 4.875     $ 4.125       N/A         N/A
                     Second quarter.......................  $ 6.000     $ 4.250     $ 5.000     $ 3.875
                     Third quarter........................  $ 8.125     $ 5.000     $ 6.500     $ 4.375
                     Fourth quarter.......................  $ 7.875     $ 5.000     $ 4.750     $ 3.500


HOLDERS

         Management believes that there were approximately 650 beneficial owners of its Common Stock as of June 3, 2000.


DIVIDENDS

         Under the Company's current working capital facility, with certain lenders party thereto and Foothill Capital Corporation as agent and a lender, the Company is prohibited from paying dividends. See "Notes to Financial Statements - Note 6. Notes Payable." The Company did not pay any dividends during Fiscal 2000 and intends to retain its funds for reinvestment in the Company's business, and therefore, does not anticipate declaring or paying cash dividends in the foreseeable future. Payment of dividends is subject to the then existing business conditions and the business results, cash requirements and financial condition of the Company and, to the extent permitted under the working capital facility, will be at the discretion of the Company's Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA

         The following tables set forth selected financial data of the Company and the Predecessor, as of and for each of the three fiscal years ended May 1998 and for the four months ended October 2, 1998 and the eight months ended May 29, 1999, and the 53-week fiscal year ended June 3, 2000. The data should be read in conjunction with the financial statements, related notes and other financial information included herein.

                             SELECTED FINANCIAL DATA
                      (in thousands, except per share data)

                                            Successor      Successor     Predecessor
                                           Year ended     Eight Months   Four Months
                                             June 3,         May 29,      October 2,    Predecessor for the Fiscal Years Ended May
                                              2000            1999           1998           1998          1997            1996
                                           -----------    -----------    -----------    -----------    -----------    -----------
STATEMENT OF OPERATIONS DATA:
  Net Sales ............................   $   157,527    $    81,043    $    27,494    $   113,873    $   130,446    $   140,145
  Finance and credit insurance fees ....         2,639          6,517          3,397         11,316         13,900         16,008
                                           -----------    -----------    -----------    -----------    -----------    -----------
                                               160,166         87,560         30,831        125,189        144,346        156,153
                                           -----------    -----------    -----------    -----------    -----------    -----------
  Operating (loss) income(1) ...........        (4,402)           128         (2,672)        (4,009)       (29,741)         8,651
                                           -----------    -----------    -----------    -----------    -----------    -----------
  Interest expense, net ................         2,834          2,202          2,367          7,025         12,745         11,146
  Reorganization items(2) ..............            --            400        (61,605)        11,134          2,322             --
  Provision for income taxes ...........            11             --             --             --            284            288
                                           -----------    -----------    -----------    -----------    -----------    -----------
  (Loss) income before extraordinary
     item ..............................        (7,247)        (2,474)        56,566        (22,168)       (45,092)        (2,783)
  Extraordinary item(3) ................            --             --         11,545             --           (876)            --
                                           -----------    -----------    -----------    -----------    -----------    -----------
  Net earnings (loss) ..................   $    (7,247)   $    (2,474)   $    68,111    $   (22,168)   $   (45,968)   $    (2,783)
                                           ===========    ===========    ===========    ===========    ===========    ===========
Basic and Diluted Per Share
  Data:(4)
  Earnings (loss) before extraordinary
     Item ..............................   $     (1.43)   $     (0.49)   $     11.31    $     (5.50)   $    (11.25)   $     (0.70)
                                           ===========    ===========    ===========    ===========    ===========    ===========
  Extraordinary item(3) ................   $        --    $        --    $      2.31    $        --    $     (0.22)   $        --
                                           ===========    ===========    ===========    ===========    ===========    ===========
  Net earnings (loss) ..................   $     (1.43)   $     (0.49)   $     13.62    $     (5.50)   $    (11.47)   $     (0.70)
                                           ===========    ===========    ===========    ===========    ===========    ===========
  Weighted average number of
     common shares outstanding .........         5,081          5,002          5,002          4,029          4,007          3,978
                                           ===========    ===========    ===========    ===========    ===========    ===========

                             SUCCESSOR                    PREDECESSOR
                        2000          1999       1998        1997        1996
                      ---------    ---------   ---------   ---------   ---------
BALANCE SHEET DATA:
Current assets ....   $  75,804    $  80,445   $  95,939   $ 105,390   $ 127,075
Working capital ...      (8,424)       9,091      77,155      99,482     117,819
Total assets ......     124,584      115,209     110,732     123,483     145,875
Total debt (5) ....      29,439       45,893     126,812     130,271     103,579

---------------


(1) Operating (loss) income for the fiscal year ended May 31, 1997, includes $1,336 of restructuring expenses primarily related to severance and costs associated with 11 stores closed during the fiscal year. Operating (loss) income for the fiscal year ended May 31, 1997, includes $3,947 for impairment loss, and $3,033 for inventory valuation.

(2) Reorganization costs for the eight months ended May 29, 1999, include a Fresh-Start reporting income adjustment of $66,042. Other amounts consist primarily of professional fees and other costs directly related to the Reorganization. See "Notes to Financial Statements--9. Reorganization Costs."

(3) The year ended May 31, 1997 includes an extraordinary loss of $876 or $0.22 per share, incurred in connection with the early extinguishment of the Predecessor's securitization facility. The four months ended October 2, 1998 included an extraordinary gain of $11,545 or $2.31 per share incurred in connection with the forgiveness of debt as a part of the Reorganization.

(4) Net earnings (loss) per share and weighted average number of common shares outstanding for the Predecessor are not comparable to the Successor due to the Reorganization and implementation of Fresh-Start Reporting.

(5) As of May 30, 1998 and May 31, 1997, total debt includes liabilities subject to compromise under Reorganization proceedings.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         With respect to Management's Discussion and Analysis of Financial Conditional and Results of Operations, see "Item 1 Cautionary Notice Regarding Forward Looking Statements" and see "Notes to Financial Statements--1. Reorganization and Basis of Presentation."

53-Week Fiscal Year Ended June 3, 2000 ("Fiscal 2000") Compared With the 52-Week Period Ended May 29, 1999 ("Fiscal 1999") (combining both the Predecessor and Successor companies).


STORE ACTIVITY

         The following table sets forth selected data with respect to the Company's operations for the last two fiscal years:


                                                                 2000            1999
                                                               ----------     ----------
Number of stores at beginning of year ......................          116            117
  Acquired during the year .................................           68              5
  Opened during the year ...................................           17              2
  Closed during the year(1) ................................           (3)            (8)
                                                               ----------     ----------
          Total at year end ................................          198            116
                                                               ==========     ==========

Percentage increase (decrease) in sales of
  comparable stores(2) .....................................          4.8%           2.1%
Average sales per comparable store (in
  thousands)(2) ............................................   $    1,036     $      968
Private label credit sales mix (3) .........................         32.7%          49.5%
Equivalent store weeks .....................................        8,586          5,934
Equivalent weekly average store sales (in thousands) .......   $     18.3     $     18.3


         Of the 68 stores acquired during Fiscal 2000, 6 were acquired in the first quarter, 48 in the second quarter and 14 in the third quarter. Of the 3 stores closed during Fiscal 2000, 1 was closed during the first quarter and 2 were closed in the fourth quarter. The Company also opened 2 new stores during Fiscal 2000's first quarter, 10 during the second quarter, 3 during the third quarter and 2 during the fourth quarter. Of the 8 stores closed during Fiscal 1999, 5 were closed during the second quarter prior to the Christmas selling season and 2 immediately thereafter, and the final store was closed during the third quarter. Also during Fiscal 1999, the Company opened 2 new stores during the second quarter. The 5 stores acquired by the Company in Fiscal 1999 all began operation during the last two months of the fiscal year.


RESULTS OF OPERATIONS

         Net sales for Fiscal 2000 were $157.5 million as compared to $108.5 million for Fiscal 1999. This increase of $49.0 million, or 45.1%, resulted primarily from the acquisition of 68 stores, the opening of 17 new stores and the extra week in the Fiscal 2000 calendar. In addition, sales at comparable stores, those open for all of the current and preceding year, increased by 4.8% from $104.8 million to $109.9 million. Equivalent weekly store sales remained relatively flat at $18.3 in both Fiscal 1999 and Fiscal 2000 primarily because the stores acquired in Fiscal 2000 have a lower sales volume, on average, than the existing Samuels stores. The increase in sales overcame a significant reduction in the percentage of sales made on the Company's private label credit card, down to 32.7% of sales in the current year as compared to 49.5% in the prior year, resulting primarily from the outsourcing of the credit operations and marketing efforts targeting a less credit-dependent consumer. The outsourcing of the Company's credit card operations at the end of the first quarter of Fiscal 2000 culminated the efforts commenced in Fiscal 1997 to reduce the Company's reliance on less creditworthy customers. Throughout Fiscal 2000 the Company has continued to upgrade the quality of its merchandise as well as to offer an expanded assortment of higher ticket-price merchandise. The Company has continued to refine its marketing efforts, targeting a more mature and affluent consumer with more discretionary spending ability.

         Finance and credit insurance fees decreased from $9.9 million in Fiscal 1999 to $2.6 million in Fiscal 2000. This decrease of $7.3 million, or 73.7%, was primarily due to the sale of the existing credit card accounts to WFN as of August 30, 1999. The provision for doubtful accounts is no longer being recorded, but the Company now records a valuation allowance against the holdback reserve held by WFN. See "Notes to Financial Statements--2. Accounts Receivable."

         Cost of goods sold, buying and occupancy expenses were $95.1 million, or 60.4% of sales, in Fiscal 2000 compared to $66.7 million in Fiscal 1999, or 61.4% of sales. The reduction in cost of goods sold, buying and occupancy expenses as a percentage of sales resulted primarily from fixed expenses spread over a larger sales base offset by a slightly lower merchandise margin which is primarily due to a lower markup on the increased mix of higher priced items as the Company attracts a more affluent consumer.

         Selling, general and administrative expenses in Fiscal 2000 were $61.9 million, an increase of $17.7 million, or 40.1% from Fiscal 1999's $44.2 million. The increase in selling, general and administrative expenses is primarily attributable to the increase in the number of stores. Selling, general and administrative expenses decreased as a percentage of net sales to 39.3% in Fiscal 2000 from 40.7% in Fiscal 1999. This improvement resulted from sales efficiencies and due to expenses being spread over a larger sales base, offset by $0.6 million of expenses related to the operation of Rauch's home office from November 1999 until its closure in January 2000 and by $0.4 million amortization of management stock granted upon the consummation of the Reorganization. The stock grant is amortized over the 4-year vesting period and the portion that vested in Fiscal 1999 was charged to Restructure expense.

         The provision for doubtful accounts was $0.8 million for Fiscal 2000. This was a decrease of $4.7 million, or 84.8% from $5.5 million for Fiscal 1999. The provision was approximately 10.2% of net credit sales for Fiscal 1999. The decrease in the provision was primarily due to the fact that the provision for doubtful accounts is no longer being recorded because Samuels' credit card accounts were sold on August 30, 1999. The Company now records a valuation allowance against the holdback reserve held by WFN. See "Notes to Financial Statements--2. Accounts Receivable".

         Depreciation and amortization was $6.7 million in Fiscal 2000 compared to $4.6 million in the prior year. This increase of $2.1 million, or 44.7%, is primarily due to the increase in the Company's store base and a full year of amortization of reorganization value in excess of amounts allocated to identifiable assets of $1.8 million compared to $1.2 million in Fiscal 1999. The current period also contains amortization of goodwill related to the Rauch acquisition of $0.3 million.

         Net interest expense was $2.8 million for Fiscal 2000, a decrease of $1.8 million, or 38.0%, from $4.6 million for Fiscal 1999. The decrease is primarily due to using the proceeds from the sale of the Company's credit card accounts on August 30, 1999 to reduce the amount outstanding under the line of credit, which is partially offset by increases in borrowings to fund acquisitions and increases in the base rate during the current period.


TAX LOSS CARRYFORWARDS

         During Fiscal 2000, the Company's net operating losses (NOLs) increased by approximately $10 million. During Fiscal 1999, the Company's NOLs were reduced by approximately $60 million as a result of debt discharge income. As of June 3, 2000, the Company had NOL carryforwards for federal income tax purposes of approximately $43 million. Approximately $18 million of this NOL carryforward is related to losses incurred subsequent to October 2, 1998, which may be used in their entirety to offset future taxable income. The remaining carryforward, from prior to October 2, 1998, is subject to an annual limitation on its use of approximately $1.7 million. These losses begin to expire in 2012. In addition, the Company has alternative minimum tax credit carryforwards of $109,000. These credits do not expire. The Company maintains a valuation allowance against the net deferred tax assets, which in Management's opinion reflects the net deferred tax asset that is more likely than not to be realized.



52-Week Period Ended May 29, 1999 ("Fiscal 1999")(combining both the Predecessor and Successor companies) Compared With 52-Week Fiscal Year Ended May 31, 1998 ("Fiscal 1998")

         Net sales for Fiscal 1999 were $108.5 million as compared to $113.9 million for Fiscal 1998. This decrease of $5.4 million, or 4.7%, resulted primarily from a 9.8% decrease in equivalent store weeks from Fiscal 1998 to Fiscal 1999, partially offset by a 5.7% increase in equivalent weekly store sales. Sales at comparable stores, those open for all of the current and preceding year, increased by 2.0% from $103.5 million to $105.5 million. This increase of 2.0% in average comparable store volumes resulted from continued upgrading of merchandise offered and marketing efforts to appeal to a better customer and drive sales during traditionally slow periods, which was partially offset by the temporary negative impact of the Company's remodeling and name change program during the second and third quarters of Fiscal 1999. Throughout Fiscal 1999 the Company continued to upgrade the quality of its merchandise as well as offer an expanded assortment of higher ticket-price merchandise. The Company also continued to refine its marketing efforts, targeting a more mature, financially sound customer, with more discretionary spending ability. The Company held special promotional events to drive additional sales during the traditionally slower periods of the year. During Fiscal 1999, comparable store sales were negatively impacted in the second quarter as the Company began a major remodeling and name change campaign that resulted in the temporary closure or relocation of 18 stores. These remodels and name changes were completed early in the third quarter and these 18 stores showed average sales increases during the third quarter which more than offset the impact in the second quarter. The increase was partially offset by reduced credit sales (representing 49.5% of sales in Fiscal 1999 as compared to 54.3% in Fiscal 1998) which resulted from continued changes in credit underwriting criteria and marketing efforts designed to lessen the Company's reliance on credit sales, reduce charge-offs and build a portfolio consisting of more creditworthy customers.

         Finance and credit insurance fees decreased from $11.3 million in Fiscal 1998 to $9.9 million in Fiscal 1999. This decrease of $1.4 million, or 12.4%, was primarily due to the decrease in average outstanding customer receivables resulting from the closing of almost 70 stores over the previous three years, changes in credit underwriting criteria, and lower reliance on credit to generate sales, somewhat offset by an increase in average account balance as a result of marketing efforts to appeal to a more affluent customer who buys higher priced merchandise.

         Cost of goods sold, buying and occupancy expenses were 61.4% of sales in Fiscal 1999 compared to 62.7% of sales in Fiscal 1998. The reduction in cost of goods sold, buying and occupancy expenses resulted primarily from improved merchandise margins and savings in occupancy expense due to the closing of relatively high rent stores and the relocation and downsizing of the Company's headquarters in Fiscal 1999.

         Selling, general and administrative expenses in Fiscal 1999 were $44.2 million, a decrease of $2.8 million, or 6.0%, from the prior year. Selling, general and administrative expenses decreased as a percentage of net sales to 40.7% in Fiscal 1999 from 41.3% in Fiscal 1998. This improvement resulted from sales efficiencies as well as some improvements in the efficiency of the structure of the Company but was offset somewhat by some fixed expenses being spread over a smaller sales base.

         The provision for doubtful accounts was $5.5 million for Fiscal 1999. This was a decrease of $1.1 million, or 16.7%, from $6.6 million for Fiscal 1998. The provision was approximately 10.2% and 10.6%, of net credit sales for Fiscal 1999 and Fiscal 1998, respectively. The decrease in the provision was primarily due to closed stores, which had generated less creditworthy customer receivables, as well as the reduction in the percentage of credit sales to total sales from the continuing effects of changes in credit underwriting and marketing efforts to reduce reliance on credit to effect sales by targeting a more creditworthy customer.

         Depreciation and amortization was $4.6 million in Fiscal 1999 compared to $4.2 million in the prior year. This 9.5% increase of $0.4 million is primarily due to $1.2 million amortization of the Company's reorganization value in excess of amounts allocated to identifiable assets, partially offset by the reduced depreciation resulting from the Company's relocation to less expensive home office facilities.

         Net interest expense was $4.6 million in Fiscal 1999, a decrease of $2.4 million, or 34.3%, from $7.0 million in Fiscal 1998. The decrease was due partially to interest associated with the Company's Senior Secured Notes, which was accrued during Fiscal 1998 but was not accrued during Fiscal 1999 (in accordance with SOP 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code") because such interest was not allowed under the Company's Plan of Reorganization. Upon completion of the Reorganization the amounts outstanding under the respective revolving lines of credit were reduced by an average of over $10 million. The Company also entered into a new financing agreement on October 2, 1998, which resulted in reduced amounts outstanding as well as a lower rate of interest on amounts outstanding after October 2, 1998.

         Reorganization costs consist primarily of professional fees directly related to the Chapter 11 filing and the grant of stock to management as part of the Reorganization, offset by interest earned on accumulated cash during the pendency of the Chapter 11 filing.



                         LIQUIDITY AND CAPITAL RESOURCES

GENERAL

         The Company's operations require working capital for funding the purchase of inventory, making lease payments and funding of normal operating expenses. The seasonality of the Company's business requires a significant build-up of inventory for the Christmas holiday selling period. These seasonal inventory needs generally must be funded during the late summer and fall months for the necessary lead-time to obtain the additional inventory.

         At June 3, 2000, owned inventory was $61.3 million, an increase of $28.6 million from May 29, 1999. This increase is primarily due to the 70% growth in the number of stores and new products introduced chain-wide for the Mother's Day selling season. The Company enters into consignment inventory agreements with its key vendors in the ordinary course of business. During Fiscal 2000, consignment inventory on hand ranged from $26.9 to $49.5 million. Consignment inventory is excluded from the merchandise inventory balance in the financial statements.

         The Company reported cash flows provided by operating activities of approximately $42.8 million for Fiscal 2000, as compared to cash flows used in operating activities of $10.9 million for Fiscal 1999 and cash flows provided of $15.2 million for Fiscal 1998. Cash provided by operating activities for Fiscal 2000 resulted primarily from a $35.6 million decrease in customer receivables due to the sale of the credit card accounts and an increase of $21.4 million in trade accounts payable, which was partially offset by an $18.4 million increase in inventory.

         In addition, the Company requires working capital to fund capital expenditures. Capital expenditures for Fiscal 2000, 1999 and 1998 were $14.8 million, $9.1 million and $3.0 million, respectively. Expenditures in Fiscal 2000 were made primarily in connection with leasehold improvements associated with the opening of 17 new stores, the acquisition of 68 stores, and the remodeling and refurbishing of 59 stores, including some of the acquired stores.

         The expenditures related to the acquisition of stores in Fiscal 2000, including acquiring inventory and the costs associated with the remodeling and refurbishing the acquired leaseholds, were the primary reason for the Company's working capital deficit of $8.4 million at June 3, 2000. The Company concluded a private placement of its common stock in July 2000 for the purpose of addressing such working capital deficit. During Fiscal 2001, it intends to fund its general working capital needs through its financing agreement and with cash generated through its operating activities.

         In Fiscal 2000, the Company made net repayments of $27.9 million under its revolving credit facility.


FINANCING TRANSACTIONS

         On October 2, 1998, the Company entered into a three-year, $50.0 million financing agreement with Foothill Capital Corporation as a lender and as agent for a lender group (the "Lenders"). The Lenders are committed to make revolving advances to the Company in amounts determined based on percentages of eligible accounts receivable and inventory. The annual rate of interest will be, at the Company's option, (i) 2.25% per annum over the Eurodollar rate or (ii) 0.5% per annum over the bank's prime rate, provided, however, that in no event will the applicable interest rate on any advance be less than 7% per annum. Interest charges are payable monthly. Upon the occurrence and during the continuation of any event of default under the financing agreement, all obligations will bear interest at a per annum rate equal to three percentage points above the otherwise applicable interest rate. As collateral for any and all obligations to the Lenders under the financing agreement, the Company granted a first priority perfected security interest in and to substantially all of its owned or thereafter acquired assets, both tangible and intangible. The financing agreement contains quarterly covenants which include its meeting a minimum level of tangible net worth and prohibits the payment of dividends. The Company entered into Amendment Number One to the Loan and Security Agreement with the Lenders on April 15, 1999, Amendment Number Two on August 30, 1999, Amendment Number Three on November 24, 1999, Amendment Number Four on January 25, 2000, and Amendment Number Five on June 2, 2000. These amendments allowed for the sale of the credit card portfolio, the acquisition of stores and adjusted some of the covenants required of the Company under this financing agreement.

         As of June 3, 2000, the Company had direct borrowings of $24.6 million outstanding with additional credit available of approximately $6.3 million under the terms of the agreement. As of June 3, 2000, the Company was in compliance with all terms of the financing agreement.

         In conjunction with the Company's acquisition of Rauch, the Company issued three promissory notes due and payable for $2.0 million each in January 2000, 2001 and 2002, respectively. The first promissory note, due January 2000, has been paid. The two remaining notes have a stated interest rate of 7% per annum with interest due and payable beginning January 15, 2000 and on each successive six-month anniversary thereafter until the notes are paid in full. Samuels may offset its payment obligations under these notes to the extent and in the event any liabilities arise that were not accounted for and not disclosed in the unaudited balance sheet of Rauch as of October 31, 1999. Upon the occurrence and during the continuation of an event of default under the notes, Samuels' payment obligations may bear interest at a per annum rate of 15%.

         The Company completed a private placement of its common stock in July 2000 for the purpose of generating funds to address its working capital needs. This private placement raised approximately $13.0 million in operating funds.


CREDIT PROGRAM

         On August 30, 1999 the Company sold its then existing credit card accounts to WFN pursuant to an agreement that called for the Company to transfer its approximately $46.8 million outstanding accounts receivable to WFN at face value, less a holdback reserve of approximately $9.4 million to be held by WFN, thus finalizing the efforts commenced in 1997 by the new management team to shift its focus from being a credit jeweler to a mainstream jeweler targeting a more affluent customer base. The third-party credit program generally requires WFN to calculate monthly the total amount of receivables outstanding and then retain or pay out, as applicable, an amount such that the holdback reserve is maintained at a constant percentage of receivables outstanding. The holdback reserve is intended to protect WFN against charged-off accounts and will be returned to the Company at the end of the program. The Company has recorded the holdback reserve net of a valuation allowance that reflects management's estimate of losses based on past performance. Under the agreement WFN otherwise pays the Company the proceeds for sales on the credit accounts promptly after the sale. The third-party credit card program has an initial term of five years, but provides the parties the option to extend the agreement beyond such initial term unless the parties otherwise agree. The Company used the net proceeds of approximately $37.4 million from the sale of its then existing credit card accounts at August 30, 1999 to reduce the balance then outstanding under Samuels' financing agreement with the Lenders.

         Since the sale, WFN has offered credit to Samuels' customers. Sales on the Company's private label credit cards accounted for approximately 32.7% of Fiscal 2000 sales compared to 49.5% for Fiscal 1999. As of June 3, 2000 the Company no longer has customer receivables. As of May 29, 1999 and May 30, 1998, the aggregate customer receivables balances were $50.2 million and $55.2 million, respectively. See "Notes to Financial Statements--2. Accounts Receivable".


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


RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for all fiscal quarters of all fiscal year beginning after June 15, 2000. Therefore, the Company will be required to adopt SFAS No. 133 for its fiscal year beginning June 3, 2001. The Company does not believe the impact from the adoption of SFAS No. 133 will be material.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

         The Company is exposed to market risk in the form of interest rate changes that may adversely affect its financial position, results of operations and cash flows. At June 3, 2000, the Company had $24.6 million outstanding under its revolving line of credit. This revolving line is priced with a variable rate based on LIBOR or a base rate, plus, in each case an applicable margin. See "Note 6 Notes Payable". An increase or decrease in interest rates would affect the interest costs relating to this revolving line of credit. The Company has no interest rate swaps or other hedging facilities relating to its revolving line of credit.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Financial Statements and Financial Statement Schedule of the Company and the report of independent auditors are listed in Item 14.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III



ITEMS 10-13. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, ETC.

         The Company incorporates herein by reference the information concerning Directors of the Registrant (Item 10), Executive Compensation (Item 11), Security Ownership of Certain Beneficial Owners and Management (Item 12), and Certain Relationships and Related Transactions (Item 13), that is contained in the Company's definitive Proxy Statement relating to its 2000 Annual Meeting of Stockholders. The information required by Item 10 with respect to executive officers is included in Item 4 under the caption "Executive Officers."

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Financial Statements, Financial Statement Schedules and Exhibits

1.   FINANCIAL STATEMENTS

The following are included herein pursuant to Item 8:                                                             Page
                                                                                                                  ----
    Independent Auditors' Report -- Deloitte & Touche LLP                                                          20

    Balance Sheets for the Successor Company as of June 3, 2000 and May 29, 1999                                   21

    Statements of Operations for the Successor Company for the fiscal year ended June 3,
    2000, the eight months ended May 29, 1999, and the Predecessor Company for the four
    months ended October 2, 1998 and the year ended May 30, 1998                                                   22

    Statements of Stockholders' Equity (Deficiency) for the three years ended June 3, 2000                         23

    Statements of Cash Flows for the Successor Company for the fiscal year ended June 3,
    2000, the eight months ended May 29, 1999 and the Predecessor Company for the four
    months ended October 2, 1998 and the year ended May 30, 1998                                                   24

    Notes to Financial Statements                                                                                  25



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

         3.2      Bylaws of Samuels Jewelers, Inc.(1)

         10.1(a) Loan and Security Agreement dated October 2, 1998, between the Company and Foothill Capital Corporation, as agent for certain lenders party thereto.(2)

         10.1(b) Amendment Number One to Loan and Security Agreement entered into as of April 15, 1999, among the Company, Foothill Capital Corporation and the financial institutions listed on the signature pages thereto.(3)

         10.1(c) Amendment Number Two to Loan and Security Agreement entered into as of August 30, 1999, among the Company, Foothill Capital Corporation and the financial institutions listed on the signature pages thereto.(3)

         10.1(d) Amendment Number Three to Loan and Security Agreement entered into as of November 24, 1999, among the Company, Foothill Capital Corporation and the financial institutions listed on the signature pages thereto.(4)

         10.1(e) Amendment Number Four to Loan and Security Agreement entered into as of January 25, 2000, among the Company, Foothill Capital Corporation and the financial institutions listed on the signature pages thereto.(5)

         10.1(f) Amendment Number Five to Loan and Security Agreement entered into as of June 2, 2000, among the Company, Foothill Capital Corporation and the financial institutions listed on the signature pages thereto.(6)

         10.2 Employment Agreement, dated as of October 2, 1998 between the Company and Randy N. McCullough.(1)

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

         10.5 Employment Agreement, dated as of October 2, 1998 between the Company and Bill R. Edgel.(1)

         10.6 Employment Agreement, dated as of October 2, 1998 between the Company and Paul Hart.(1)

         10.7 Private Label Credit Card Agreement between World Financial Network National Bank and the Company dated as of July 27, 1999.(3)

         10.8 Purchase and Sale Agreement between World Financial Network National Bank and the Company dated as of July 27, 1999.(3)

         10.9 Registration Rights Agreement dated as of June 21, 2000, by and among the Company, Weil, Gotshal & Manges LLP, B III Capital Partners, L.P. and B III-A Capital Partners, L.P.(6)

         10.10 Form of Investment Agreement for private placement in June 2000 of common stock with investors (excluding officers of Samuels Jewelers, Inc.)(6)

         10.11 Form of Samuels Jewelers, Inc. Stock Purchase Agreement for private placement in July 2000 of common stock with officers of Samuels Jewelers, Inc.(6)

         10.12    Samuels Jewelers, Inc. Deferred Compensation Plan.(6)

         10.13    Samuels Jewelers, Inc. 1998 Stock Option Plan.(7)

         10.14 Samuels Jewelers, Inc. 1998 Stock Option Plan for Non-Employee Directors.(8)

         23.1     Consent of Independent Auditors.(6)

         27.1     Financial Data Schedule.(6)

----------

(1) Incorporated by reference to the Company's Current Report on Form 8-K filed October 6, 1998.

(2) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended August 29, 1998.

(3) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended May 29, 1999.

(4) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended November 27, 1999.

(5) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended February 26, 2000.

(6)  Filed herewith.

(7)  Incorporated by reference to Annex A of the Company's Proxy Statement on
     Schedule 14A dated October 21, 1998.

(8)  Incorporated by reference to Annex B of the Company's Proxy Statement on
     Schedule 14A dated October 21, 1998.

----------

     (b)  Reports on Form 8-K

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Samuels Jewelers, Inc.

August 31, 2000                              By: /s/ Randy N. McCullough
                                                ------------------------------
                                                Randy N. McCullough
                                                President and Chief
                                                Executive Officer

August 31, 2000                              By: /s/ E. Peter Healey
                                                ------------------------------
                                                E. Peter Healey
                                                Executive Vice President
                                                and Chief Financial Officer
                                                (Principal Financial Officer)

August 31, 2000                              By: /s/ J. Douglas Bullock
                                                ------------------------------
                                                J. Douglas Bullock
                                                Vice President-Finance
                                                (Principal Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated:

                   SIGNATURE                            TITLE                      DATE
                   ---------                            -----                      ----
         /s/  David B. Barr                           Director               August 31, 2000
         ---------------------------------
         David B. Barr


         /s/  David J. Breazzano                      Director               August 31, 2000
         ---------------------------------
         David J. Breazzano


         /s/  David H. Eisenberg                      Director               August 31, 2000
         ---------------------------------
         David H. Eisenberg


         /s/  E. Peter Healey                         Director               August 31, 2000
         ---------------------------------
         E. Peter Healey


         /s/  Wendy T. Landon                         Director               August 31, 2000
         ---------------------------------
         Wendy T. Landon


         /s/  Randy N. McCullough                     Director               August 31, 2000
         ---------------------------------
         Randy N. McCullough


         /s/  Jerry Winston                           Director               August 31, 2000
         ---------------------------------
         Jerry Winston


                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Samuels Jewelers, Inc.
Austin, Texas


         We have audited the accompanying balance sheets of Samuels Jewelers, Inc. as of June 3, 2000 and May 29, 1999 (Successor Company balance sheets), and the related statements of operations, stockholders' equity and cash flows for the year ended June 3, 2000, the eight months ended May 29, 1999 (Successor Company operations), and the four months ended October 2, 1998, and the year ended May 30, 1998 (Predecessor Company operations). Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

         In our opinion, the Successor Company financial statements present fairly, in all material respects, the financial position of Samuels Jewelers, Inc. as of June 3, 2000, and May 29, 1999, and the results of its operations and its cash flows for the year ended June 3, 2000, and the eight months ended May 29, 1999, in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the Predecessor Company financial statements present fairly, in all material respects, the results of its operations and its cash flows for the four months ended October 2, 1998 and the year ended May 30, 1998, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


DELOITTE & TOUCHE LLP


Dallas, Texas
August 28, 2000

                             SAMUELS JEWELERS, INC.
                                 BALANCE SHEETS
                    (amounts in thousands, except share data)

ASSETS                                                                               June 3,         May 29,
                                                                                      2000            1999
                                                                                   -----------    -----------
Current assets:
   Cash and cash equivalents ...................................................   $     1,960    $     1,456
   Accounts receivable, net (Note 2) ...........................................         6,446         45,098
   Merchandise inventories (Notes 3 and 7) .....................................        61,269         32,684
   Prepaid expenses and other current assets ...................................         6,129          1,207
                                                                                   -----------    -----------
Total current assets ...........................................................        75,804         80,445
                                                                                   -----------    -----------
Property and equipment:
   Leasehold improvements, furniture and fixtures ..............................        28,717         15,396
   Computers and equipment .....................................................         6,380          4,334
                                                                                   -----------    -----------
                                                                                        35,098         19,730
   Less: accumulated depreciation and amortization .............................         6,225          2,109
                                                                                   -----------    -----------
   Net property and equipment ..................................................        28,873         17,621
Other assets ...................................................................           561            631
Goodwill, net of accumulated amortization of $252 and $0 .......................         4,598             --
Reorganization value in excess of amounts allocated to identifiable assets,
   net of accumulated amortization of $2,940 and $1,176 ........................        14,748         16,512
                                                                                   -----------    -----------
Total assets ...................................................................   $   124,584    $   115,209
                                                                                   ===========    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable (Note 5) ......................................................   $    27,350    $    45,893
   Accounts payable - trade ....................................................        38,742         12,157
   Other accrued liabilities (Note 4) ..........................................        18,136         13,304
                                                                                   -----------    -----------
Total current liabilities ......................................................        84,228         71,354

Notes payable (Note 5) .........................................................         2,089             --

Commitments and contingencies (Note 7)

Stockholders' equity (Note 8)
   Common stock, $.001 par value; authorized 20,000,000 shares; issued
      and outstanding, 5,153,900 and 5,001,800 shares ..........................             5              5
   Additional paid-in capital ..................................................        49,329         48,346
   Deferred compensation (Note 8) ..............................................          (834)        (1,251)
   Notes receivable (Note 8) ...................................................          (512)          (771)
   Accumulated deficit .........................................................        (9,721)        (2,474)
                                                                                   -----------    -----------
Total stockholders' equity .....................................................        38,267         43,855
                                                                                   -----------    -----------
Total liabilities and stockholders' equity .....................................   $   124,584    $   115,209
                                                                                   ===========    ===========

                       See Notes to Financial Statements.

                             SAMUELS JEWELERS, INC.
                            STATEMENTS OF OPERATIONS
                  (amounts in thousands, except per share data)

                                                                 Successor      Successor      Predecessor     Predecessor
                                                                   Year        Eight Months    Four Months        Year
                                                                   Ended          Ended           Ended           Ended
                                                                  June 3,         May 29,       October 2,       May 30,
                                                                   2000            1999            1998            1998
                                                               ------------    ------------    ------------    ------------
Net sales ..................................................   $    157,527    $     81,043    $     27,494    $    113,873
Finance and credit insurance fees ..........................          2,639           6,517           3,397          11,316
                                                               ------------    ------------    ------------    ------------
                                                                    160,166          87,560          30,891         125,189
                                                               ------------    ------------    ------------    ------------
Costs and expenses:
   Cost of goods sold, buying and occupancy ................         95,099          48,906          17,750          71,401
   Selling, general and administrative expenses ............         61,928          31,217          12,980          47,045
   Provision for doubtful accounts .........................            839           4,017           1,492           6,586
   Depreciation and amortization ...........................          6,702           3,292           1,341           4,166
                                                               ------------    ------------    ------------    ------------
                                                                    164,568          87,432          33,563         129,198
                                                               ------------    ------------    ------------    ------------
Operating income (loss) ....................................         (4,402)            128          (2,672)         (4,009)
Interest expense, net (excludes $5,989 of interest expense
   in Fiscal 1998 on Senior Secured Notes) .................          2,834           2,202           2,367           7,025
                                                               ------------    ------------    ------------    ------------
Loss before reorganization items, income taxes, and
   Extraordinary item ......................................         (7,236)         (2,074)         (5,039)        (11,034)
Reorganization items
   Fresh-Start adjustments (Note 1) ........................             --              --         (66,042)             --
   Reorganization costs (Note 9) ...........................             --             400           4,437          11,134
                                                               ------------    ------------    ------------    ------------

Earnings (loss) before income taxes and extraordinary
   Item ....................................................         (7,236)         (2,474)         56,566         (22,168)
Income taxes (Note 6) ......................................             11              --              --              --
                                                               ------------    ------------    ------------    ------------
Earnings (loss) before extraordinary item ..................         (7,247)         (2,474)         56,566         (22,168)
Extraordinary item (Note 1) ................................             --              --          11,545              --
                                                               ------------    ------------    ------------    ------------
Net earnings (loss) ........................................   $     (7,247)   $     (2,474)   $     68,111    $    (22,168)
                                                               ============    ============    ============    ============

Basic and diluted per share data:
   Earnings (loss) before extraordinary item ...............   $      (1.43)   $      (0.49)   $      11.31    $      (5.50)
   Extraordinary item (Note 1) .............................             --              --            2.31              --
                                                               ------------    ------------    ------------    ------------
   Net earnings (loss) .....................................   $      (1.43)   $      (0.49)   $      13.62    $      (5.50)
                                                               ============    ============    ============    ============
   Weighted-average number of common shares
     outstanding ...........................................          5,081           5,002           5,002           4,029
                                                               ============    ============    ============    ============

                       See Notes to Financial Statements.

                             SAMUELS JEWELERS, INC.
                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                             (amounts in thousands)

                                      Predecessor           Successor
                                      Common Stock         Common Stock      Additional  Deferred              Retained
                                  -------------------   -------------------   Paid in    Compen-     Notes     Earnings
                                   Shares     Amount     Shares     Amount    Capital    Sation    Receivable  (Deficit)   Total
                                  --------   --------   --------   --------  ----------  --------  ----------  --------   --------
Balance at May 31, 1997 ........     4,029   $ 33,247                                                          $(45,943)  $(12,696)
Net loss for the year ..........                                                                                (22,168)   (22,168)
                                  --------   --------   --------   --------   --------   --------   --------   --------   --------
Balance at May 30, 1998 ........     4,029     33,247                                                           (68,111)   (34,864)
Net income for the four
months ended October 2,
1998 ...........................                                                                                 68,111     68,111

Fresh-Start reporting
adjustment .....................    (4,029)   (33,247)                                                                     (33,247)

Exchange of senior
secured notes for stock ........                           2,500   $      2   $ 32,086                                      32,088

Shares issued pursuant to
plan of reorganization
(Notes 1 and 8) ................                           2,502          3     16,260                                      16,263

Deferred compensation
(Note 8) .......................                                                                                            (1,251)
                                                                                         $ (1,251)
Notes receivable (Note 8) ......                                                                    $   (771)                 (771)

Net loss for the eight months
ended May 29,
1999 ...........................                                                                                 (2,474)    (2,474)
                                  --------   --------   --------   --------   --------   --------   --------   --------   --------

Balance at May 29, 1999 ........        --         --      5,002          5     48,346     (1,251)      (771)    (2,474)    43,855
Deferred compensation
Amortization (Note 8) ..........                                                              417                              417

Notes receivable
payments (Note 8) ..............                                                                         259                   259

Silverman acquisition
(Note 2) .......................                              57         --        260                                         260

Musselman acquisition
(Note 2) .......................                              60         --        465                                         465

JewelryLine acquisition
(Note 2) .......................                              35         --        258                                         258


Net loss for the year ..........                                                                                 (7,247)    (7,247)
                                  --------   --------   --------   --------   --------   --------   --------   --------   --------
Balance at June 3, 2000 ........        --   $     --      5,154   $      5   $ 49,329   $   (834)  $   (512)  $ (9,721)  $ 38,267
                                  ========   ========   ========   ========   ========   ========   ========   ========   ========

                       See Notes to Financial Statements.

                             SAMUELS JEWELERS, INC.
                            STATEMENTS OF CASH FLOWS
                             (amounts in thousands)

                                                                        Successor      Successor    Predecessor   Predecessor
                                                                           Year       Eight Months  Four Months     Year
                                                                          Ended          Ended         Ended         Ended
                                                                          June 3,       May 29,     October 2,      May 30,
                                                                           2000          1999          1998          1998
                                                                        -----------   -----------   -----------   -----------
Cash Flows from Operating Activities:
  Net earnings (loss) ................................................  $    (7,247)  $    (2,474)  $    68,111   $   (22,168)
  Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
     Fresh-Start adjustments .........................................           --            --       (66,042)           --
     Extraordinary item - gain on forgiveness of debt ................           --            --       (11,545)           --
     Depreciation and amortization ...................................        6,285         3,292         1,341         4,166
     Deferred compensation ...........................................          417            --            --            --
     Provision for doubtful accounts .................................          839         4,017         1,492         6,586
     Provision for holdback reserve allowance ........................        2,595            --            --
     Inventory valuation allowance ...................................           --            --            --          (815)
     (Gain)/Loss on sale or abandonment of property and equipment ....           (8)          315            --         2,132
     Management stock grant ..........................................           --            --           417            --
  Changes in working capital:
     Accounts receivable .............................................       35,558        (5,183)        2,652          (110)
     Merchandise inventories .........................................      (18,417)       (6,155)       (4,592)        9,700
     Prepaid expenses and other current assets .......................       (1,953)         (190)          552           573
     Restructuring and reorganization costs ..........................           --            --            --         3,090
     Accounts payable--trade .........................................       21,355          (545)        3,616         8,865
     Other accrued liabilities .......................................        3,388        (1,936)        1,921         3,182
                                                                        -----------   -----------   -----------   -----------
          Net cash provided by (used in) operating
            Activities ...............................................       42,812        (8,859)       (2,077)       15,201
                                                                        -----------   -----------   -----------   -----------

Cash Flows from Investing Activities:
  Purchase of property and equipment .................................      (13,506)       (6,478)       (2,641)       (3,081)
  Acquisition of stores ..............................................       (1,274)           --            --            --
  Proceeds from sale of assets .......................................           13           100            --            --
  Increase/(decrease) in other assets ................................          147          (148)          (21)         (141)
                                                                        -----------   -----------   -----------   -----------

          Net cash used in investing activities ......................      (14,620)       (6,526)       (2,662)       (3,222)
                                                                        -----------   -----------   -----------   -----------

Cash Flows from Financing Activities:
  Net borrowing (repayments) under revolving credit
     facility ........................................................      (27,947)         (565)      (11,397)           --
  Issuance of common stock ...........................................           --        15,012            --            --
  Notes receivable ...................................................          259          (771)           --            --
                                                                        -----------   -----------   -----------   -----------
          Net cash provided by (used in)financing activities .........      (27,688)       13,676       (11,397)           --
                                                                        -----------   -----------   -----------   -----------

Net increase (decrease) in cash and cash equivalents .................          504        (1,709)      (16,136)       11,979
Cash and cash equivalents at beginning of year .......................        1,456         3,165        19,301         7,322
                                                                        -----------   -----------   -----------   -----------
Cash and cash equivalents at end of year .............................  $     1,960   $     1,456   $     3,165   $    19,301
                                                                        ===========   ===========   ===========   ===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
     Interest ........................................................  $     2,973   $     1,958   $     2,060   $     5,760
     Income taxes ....................................................  $        11   $        --   $        --   $        --
Noncash investing and financing activities:
  Merchandise inventory returned in exchange for pre-petition
  liabilities  (Note 1) ..............................................  $        --   $        --   $        --   $     5,496
  Exchange of Senior Notes for Common Stock (Note 1) .................  $        --   $    32,088   $        --   $        --
  Deferred compensation (Notes 1 and 8) ..............................  $        --   $    (1,251)  $        --   $        --
  Stock and debt issued for acquisitions (Note 2) ....................  $     6,983   $        --   $        --   $        --


                       See Notes to Financial Statements.

                             SAMUELS JEWELERS, INC.
                          NOTES TO FINANCIAL STATEMENTS

     FOR THE FISCAL YEAR ENDED JUNE 3, 2000, THE EIGHT MONTHS ENDED MAY 29, 1999, THE FOUR MONTHS ENDED OCTOBER 2, 1998, AND THE FISCAL YEAR ENDED MAY
                   30, 1998 (in thousands, except share data)

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

         On May 11, 1997, (the "Petition Date"), Barry's filed a voluntary petition for reorganization under Chapter 11 in the United States Bankruptcy Court for the Central District of California, Los Angeles Division (the "Bankruptcy Court"). After the Petition Date, Barry's continued in possession of its properties and, as Debtor-in-Possession, was authorized to operate and manage its businesses and enter into all transactions (including obtaining services, inventories and supplies) that it could have entered into in the ordinary course of business without approval of the Bankruptcy Court.

         On September 16, 1998, the Bankruptcy court entered an order (the "Confirmation Order") confirming Barry's Original Disclosure Statement and Plan of Reorganization dated April 30, 1998, as Modified (as so modified and confirmed, the "Plan"). Please refer to such documents for more information.

         Upon emergence from Chapter 11 proceedings and with regard to the second quarter of Fiscal 1999 and fiscal periods thereafter, the Company adopted the fresh start reporting requirements of AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" during the second quarter of Fiscal 1999. In accordance with the fresh start reporting requirements, the reorganization value of the Company has been allocated to the Company's assets in conformity with the procedures specified by Accounting Principles Board Opinion 16, Business Combinations. In addition the accumulated deficit of the Company was eliminated and its capital structure was revalued in accordance with the Plan. The Company has recorded the effects of the Plan and Fresh-Start Reporting as of October 2, 1998. The adjustment to eliminate the Company's accumulated deficit totaled $77.6 million of which $11.6 million was forgiveness of debt and the remaining $66.0 million was Fresh-Start adjustments.

         Under the plan, the Company issued 5,001,800 shares of the reorganized Company stock. Of those shares 2,500,000 shares were issued to holders of Allowed Class 2 and Class 5 claims (secured and unsecured Claims of Bondholders), an additional 2,251,800 were sold to holders of Allowed Class 2 and Class 5 claims, and 250,000 shares were granted to executive officers of the reorganized Company. Under the plan, the Company issued 259,925 Reorganized Company Warrants to the holders of Allowed Class 9 claims (claims of former holders of common stock of Barry's Jewelers, Inc.) which are exercisable at rates outlined in the Plan of Reorganization.

         The plan also provided for the payment of certain administrative claims, including tax claims, bank secured claims, and other allowed claims. Holders of Class 6 general unsecured claims are receiving payment at a rate of $0.15 for each dollar of their allowed claims. Substantially all claims have been paid by the Company.

         On October 2, 1998, as part of its plan of reorganization, Barry's was merged into Samuels.

         The financial statements contained within this report are for Samuels Jewelers, Inc. after October 2, 1998. Nevertheless, the Company is providing the information with regard to Barry's as of and prior to that time under its obligation, as set forth in Securities and Exchange Act regulations. Thus, as used herein, the Company, refers to Samuels for periods after October 2, 1998 and to Barry's for periods through October 2, 1998.


BASIS OF PRESENTATION

         The results of operations and cash flows for the four months ended October 2, 1998 and for the year ended May 30, 1998, include operations prior to the Company's emergence from Chapter 11 proceedings (referred to as "Predecessor") and the effects of Fresh-Start Reporting. The results of operations and cash flows for the year ended June 3, 2000, and for the eight months ended May 29, 1999, include operations subsequent to the Company's emergence from Chapter 11 proceedings (referred to as "Successor") and reflect the effects of Fresh-Start Reporting. As a result, the net income for the year ended June 3, 2000, and for the eight months ended May 29, 1999, is not comparable with prior periods and the net income for the year-to-date period ended May 29, 1999 is divided into Successor and Predecessor and is also not comparable with prior periods.

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

         The adoption of the Fresh-Start reporting requirements had the following effect on the Company's unaudited Condensed Balance Sheet dated October 2, 1998:

                                                                        Pre-           Debt           Exchange
                                                                   Confirmation      Discharge       of Stock
                                                                   -------------   -------------   -------------
                                     ASSETS
Current assets:
   Cash and cash equivalents ....................................  $      14,562   $     (11,397)  $          --
   Customer receivables, net ....................................         43,932              --              --
   Merchandise inventories ......................................         31,585              --              --
   Prepaid expenses and other current assets ....................          1,017              --              --
                                                                   -------------   -------------   -------------
Total current assets ............................................         91,096         (11,397)             --

Net property and equipment ......................................         14,905              --              --
Other assets ....................................................          1,209            (718)             --
Reorganization value in excess of amounts allocated to
identifiable assets, net ........................................             --              --              --
                                                                   -------------   -------------   -------------
Total assets ....................................................  $     107,210   $     (12,115)  $          --
                                                                   =============   =============   =============


               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
   Accounts payable - trade .....................................  $      12,702   $          --   $          --
   Other accrued liabilities ....................................         11,932           3,308              --
                                                                   -------------   -------------   -------------
Total current liabilities .......................................         24,634           3,308              --

Liabilities subject to compromise under reorganization
 proceedings ....................................................        126,499         (73,426)        (53,073)
Long-term debt ..................................................             --          46,458              --
Stockholders' equity (deficiency):
   Common stock, no par value; authorized 8,000,000 shares;
      Issued and outstanding, 4,029,372 shares at May 30, 1998 ..         33,247              --         (33,247)
   Common stock, $.001 par value; authorized 20,000,000
      Shares; issued and outstanding, 5,001,800 shares at
      October 2, 1998 ...........................................             --              --               2
   Additional paid-in capital ...................................            417              --          86,318
   Accumulated deficit ..........................................        (77,587)         11,545              --
                                                                   -------------   -------------   -------------
Total stockholders' equity (deficiency) .........................        (43,923)         11,545          53,073
                                                                   -------------   -------------   -------------
Total liabilities and stockholders' deficiency ..................  $     107,210   $     (12,115)  $          --
                                                                   =============   =============   =============


                                                                                    Additional
                                                                    Fresh-Start   Capitalization      Adjusted
                                                                   -------------  --------------   -------------
                                     ASSETS
Current assets:
   Cash and cash equivalents ..................................... $          --   $          --   $       3,165
   Customer receivables, net .....................................            --              --          43,932
   Merchandise inventories .......................................        (5,056)             --          26,529
   Prepaid expenses and other current assets .....................            --              --           1,017
                                                                   -------------   -------------   -------------
Total current assets .............................................        (5,056)             --          74,643

Net property and equipment .......................................        (1,238)             --          13,667
Other assets .....................................................            --              --             491
Reorganization value in excess of amounts allocated to
identifiable assets, net .........................................        17,687              --          17,687
                                                                   -------------   -------------   -------------
Total assets ..................................................... $      11,393   $          --   $     106,488
                                                                   =============   =============   =============


               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
   Accounts payable - trade ...................................... $          --   $          --   $      12,702
   Other accrued liabilities .....................................            --              --          15,240
                                                                   -------------   -------------   -------------
Total current liabilities ........................................            --              --          27,942

Liabilities subject to compromise under reorganization
 proceedings .....................................................            --              --              --
Long-term debt ...................................................            --         (15,012)         31,446
Stockholders' equity (deficiency):
   Common stock, no par value; authorized 8,000,000 shares;
      Issued and outstanding, 4,029,372 shares at May 30, 1998 ...            --              --              --
   Common stock, $.001 par value; authorized 20,000,000
      Shares; issued and outstanding, 5,001,800 shares at
      October 2, 1998 ............................................            --               3               5
   Additional paid-in capital ....................................       (54,649)         15,009          47,095
   Accumulated deficit ...........................................        66,042              --              --
                                                                   -------------   -------------   -------------
Total stockholders' equity (deficiency) ..........................        11,393          15,012          47,100
                                                                   -------------   -------------   -------------
Total liabilities and stockholders' deficiency ................... $      11,393   $          --   $     106,488
                                                                   =============   =============   =============


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


         Fiscal Year. The Company changed its fiscal year end during 1998 from May 31 to the Saturday closest to May 31. The Company's fiscal years ended June 3, 2000 ("Fiscal 2000"), May 29, 1999 ("Fiscal 1999") and May 30, 1998 ("Fiscal
1998"), may be referred to herein as such. Fiscal 2000 is a 53-week period. Fiscal 1999 and 1998 are each a 52-week period.

         Cash and Cash Equivalents. The Company considers all highly liquid investments with an original maturity at date of purchase of three months or less to be cash equivalents.

     Accounts Receivable. On August 30, 1999 the Company sold its then existing credit card accounts, totaling approximately $46.8 million, to WFN at face value less a holdback reserve. The holdback reserve is to protect WFN against charged-off accounts through the term of the program. The credit card program has an initial term of five years, but provides the parties the option to extend the agreement beyond such initial term. The holdback reserve will be released to the Company at the end of the program. The Company has recorded the holdback reserve net of a valuation allowance to reflect management's estimate of losses based on past performance. Prior to August 30, 1999, the Company offered its merchandise on credit terms to qualified customers. In accordance with industry practice, accounts receivables are included in current assets in the Company's balance sheet. The Company routinely assesses the collectibility of its accounts receivable. The Company no longer records a provision for doubtful accounts, but now records a valuation allowance against the holdback reserve held by WFN. As of June 3, 2000, the accounts receivable balance is $6.4 million, net of a valuation allowance of $3.4 million. As of May 29, 1999, accounts receivable, net was $45.1 million, primarily consisting of customer receivables of $50.2 million less a $5.1 million provision for doubtful accounts.

     Merchandise Inventories. Merchandise inventories, substantially all of which represent finished goods, are stated at the lower of cost or market. Cost is determined using the average cost method.

     Property and Equipment. Property and equipment in existence as of October 2, 1998 were stated at fair values as of that date pursuant to Fresh-Start reporting adopted in connection with the Reorganization. See Note
1--"Reorganization." Additions since October 2, 1998 are stated at cost.

     Depreciation and amortization of leasehold improvements, furniture and fixtures and computers and equipment are computed by the straight-line method over the lesser of related lease terms or the estimated useful lives of such assets as set forth in the following table:

                                                                      USEFUL LIVES
                                                                        IN YEARS
                                                                      ------------
                         Leasehold improvements......................     10-15
                         Furniture and fixtures......................      5-10
                         Computers and equipment.....................       5

     Goodwill. Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over 10 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining useful life.

     Impairment of Long-lived Assets. Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of," requires an entity to review long-lived tangible and intangible assets for impairment and recognize a loss if expected future undiscounted cash flows are less than the carrying amount of the assets; such losses are measured as the difference between the carrying value and the estimated fair value of the assets. The estimated fair value is determined based on expected future cash flows.

     Deferred Debt Issuance. Deferred debt issuance costs are reported on the Company's balance sheet as other assets and are being amortized on a straight-line basis, which approximates the interest method, over the terms of the related financing agreements.

     Revenue Recognition. The Company recognizes revenue upon delivery of merchandise to the customer and either the receipt of a cash payment or approval of a credit agreement.

     Reorganization Costs. Expenditures directly related to the Chapter 11 filing are classified as reorganization costs and were expensed as incurred. See "Note 9 Reorganization Costs."

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

     Earnings (Loss) per Share. The Company computes earnings per share in accordance with SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires the Company to present basic and diluted earnings per share on the face of the statement of operations. Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the sum of the weighted average number of common shares outstanding for the period plus the assumed exercise of all dilutive securities. However, in the case of a loss per share, dilutive securities outstanding would be antidilutive and would, therefore, be excluded from the computation of diluted earnings per share.

     Accounting for Acquisitions. The Company has accounted for the acquisition of the assets of JewelryLine.com and the former Silverman's and Musselman's stores using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based upon their preliminary fair values at the date of acquisition. The Company has included the results of operations for these stores in its Statement of Operations at the time the Company began operating each store.

     Henry Silverman Jewelers, Inc.--On July 27, 1999, the Company entered into a purchase agreement with Henry Silverman Jewelers, Inc. ("Silverman's") to acquire its tradenames, customer lists, fixtures and the lease rights for 14 Silverman's stores. The Company's purchase price for these assets was 54,600 shares of its common stock, then valued at approximately $0.3 million. The Company did not assume any of Silverman's liabilities or acquire any of Silverman's remaining assets as part of the purchase agreement. The shares of common stock were issued and registered under the Company's shelf registration statement on Form S-1, declared effective by the SEC on June 9, 1999. The Company also issued 2,500 shares of its common stock to an individual as a finder's fee as part of the transaction. The Company currently operates these 14 stores in seven states, 13 stores under the name "Samuels Diamonds" and one as "Samuels".

     Musselman Jewelers--Pursuant to an assets purchase agreement that was entered into in December 1999, the Company acquired from Wilkerson & Associates substantially all of its interests in and rights to 14 Musselman Jewelers stores ("Musselman"), including tradenames, customer lists, fixtures and the lease rights related to such stores. The Company's purchase price for these assets was 60,000 shares of its common stock, then valued at approximately $0.5 million. The Company did not assume any of Musselman's liabilities and did not acquire any of Musselman's other assets as part of the acquisition. The 60,000 shares of the Company's common stock were registered under the Company's shelf registration statement on Form S-1, as amended by Post-Effective Amendment No. 1 on Form S-4 to Form S-1 Registration Statement. By early February 2000, the Company had begun operating fourteen stores in three states--Pennsylvania, Virginia and West Virginia--under Musselman's prior lease agreements. All fourteen stores have been renamed "Samuels".

     JewelryLine.com--The Company began online jewelry shopping operations during Fiscal 2000. As of March 8, 2000, the Company acquired the online operations and assets of JewelryLine.com, Inc. ("JewelryLine") , including the registered domain names, related to JewelryLine's operation of an online Internet site for the sale of jewelry and related items. The Company's purchase price for the JewelryLine assets was 35,000 shares of the Company's common stock, then valued at approximately $0.3 million, that were registered pursuant to the Company's shelf registration statement on Form S-1, as amended by Post-Effective Amendment No. 1 on Form S-4 to Form S-1 Registration Statement. The Company did not assume any of JewelryLine's liabilities as part of the transaction. The Company also registered "www.Samuels.cc" and "www.SamuelsJewelers.com" Web Site locations and began offering merchandise at such locations, along with JewelryLine.com, on April 17, 2000.

     C & H Rauch, Inc.--In November 1999, the Company acquired substantially all of the assets of C & H Rauch, Inc. ("Rauch") through the purchase of all of the outstanding stock of Rauch. The Company's net purchase price for this acquisition was approximately $20.0 million, consisting of $2.0 million in cash, notes payable in the amount of $6.0 million and approximately $12.0 million in liabilities assumed. The Company's acquisition of Rauch added 40 new stores, including operations in the states of Kentucky, Ohio, Indiana, West Virginia and Virginia. Upon completion of the acquisition, Rauch was merged with and into the Company. Currently, the Company continues to operate 33 of these stores under the "C&H Rauch" nameplate and has converted the other 7 stores to "Samuels".

     The Company has accounted for the Rauch acquisition using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based upon their preliminary fair values at the date of acquisition. The final determination of the purchase price is subject to changes in Rauch's unaudited balance sheet as of October 31, 1999, to properly reflect any agreed adjustments per the purchase agreement. The excess of the purchase price over the fair value of the net assets acquired was approximately $4.9 million, which the Company has recorded as goodwill and is amortizing on a straight-line basis over ten years. The Company has included the results of operations for the Rauch acquisition in its Statement of Operations beginning November 1999. The Rauch home office was closed at the end of January 2000, the lease on its home office was cancelled and the functions performed in Lexington, Kentucky have been absorbed by the Company's home office in Austin, Texas. The net purchase price was allocated as follows (in thousands):

         Cash and cash equivalents                                $    726
         Accounts receivable                                           339
         Merchandise inventories                                    10,168
         Prepaid expenses and other current assets                   3,046
         Leasehold improvements, furniture and fixtures                855
         Goodwill                                                    4,851
                                                                  --------
         Total purchase price                                     $ 19,985
                                                                  ========

     The following unaudited pro forma summary data for Fiscal 2000 and the eight months ended May 29, 1999 (in thousands, except per share amounts) combines the results of operations of the Company and its acquisitions as if the acquisitions had occurred as of October 2, 1998, after giving effect to certain adjustments, including increased depreciation and amortization expense on assets acquired. The results of operations of Musselman's, Silverman's and JewelryLine.com are not material and are, therefore, excluded from the pro forma results. The unaudited pro forma results do not necessarily represent results which would have occurred if the Company had made the acquisitions on October 2, 1998, nor are they indicative of the results of future consolidated operations.

                                                             PRO FORMA       PRO FORMA
                                                            FISCAL YEAR     EIGHT MONTHS
                                                            ENDED JUNE 3,   ENDED MAY 29,
                                                               2000            1999
                                                            -------------   -------------
                                                            (unaudited)     (unaudited)

                 Revenues                                   $  166,434      $  104,733
                 Net income                                 $   (8,387)     $   (1,225)
                 Basic and diluted (loss) per share         $    (1.63)     $    (0.24)

     Accounting for Stock-based Compensation. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" ("SFAS No. 123") requires compensation expense equal to the fair value of an option grant to be estimated using accepted option-pricing formulas when an option is granted. The compensation may either be charged to the statement of operations or set forth as pro forma information in the footnotes to the financial statements, depending on the method elected by the Company upon adoption of the standard. The Company has elected to continue using the intrinsic value method prescribed in Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," for stock option expense recognition and has disclosed the proforma effects of SFAS No. 123. See "Note 8. Stockholders' Equity."

     Disclosure about Segments of an Enterprise and Related Information. The Company is not engaged in multiple businesses or geographic segments requiring separate disclosure under SFAS No. 131.

     Newly Issued Accounting Standards. In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 2000. Therefore, the Company will be required to adopt SFAS No. 133 for its fiscal year beginning June 3, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments that require every derivative to be recorded on the balance sheet as an asset or liability measured at its fair value. The statement also defines the accounting for the change in the fair value of derivatives depending on their intended use. The Company believes that the adoption of SFAS No. 133 will not have a material impact on the financial condition or results of operations.

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

     Fair Value of Financial Instruments. The carrying amounts of accounts receivable, notes payable and trade accounts payable approximate fair value because of the short maturity of these financial instruments.

     Reclassifications. Certain previously reported amounts were reclassified to conform to current year presentations.


3. INVENTORY VALUATION

     In connection with the implementation of Fresh-Start reporting, the Company increased its inventory valuation reserve to $7,274 at October 2, 1998 in order to adjust the carrying value of its inventory to its net realizable value. The inventory valuation reserve was $460 at June 3, 2000, and $5,336 at May 29, 1999. The reduction in the inventory valuation reserve is the result of sales of aged merchandise below normal margin levels.

4. OTHER ACCRUED LIABILITIES


     Other accrued liabilities consist of the following as of the fiscal years ended:

                                                            JUNE 3,          MAY 29,
                                                             2000             1999
                                                          ----------        ---------

            Accrued wages and benefits.............       $    3,920        $   2,472
            Accrued bankruptcy claims..............              904            2,071
            Accrued professional fees..............              403            1,922
            Sales tax..............................            1,113              694
            Layaway and customer refunds...........            1,232              414
            Accrued interest.......................              151              254
            Accrued rent...........................              921              322
            Payable to WFN.........................              816               --
            Deferred revenue.......................              633              788
            Property tax...........................              403              271
            Other accrued expenses.................            7,640            4,096
                                                          ----------        ---------
                                                          $   18,136        $  13,304
                                                          ==========        =========

5. NOTES PAYABLE

     On October 2, 1998, the Company entered into a three-year, $50.0 million financing agreement with Foothill Capital Corporation as a lender and as agent for a lender group (the "Lenders"). The Lenders are committed to make revolving advances to the Company in amounts determined based on percentages of eligible accounts receivable and inventory. The annual rate of interest will be, at the Company's option, (i) 2.25% per annum over the Eurodollar rate or (ii) 0.5% per annum over the bank's prime rate, provided, however, that in no event will the applicable interest rate on any advance be less than 7% per annum. Interest charges are payable monthly. Upon the occurrence and during the continuation of any event of default under the financing agreement, all obligations will bear interest at a per annum rate equal to three percentage points above the otherwise applicable interest rate. As collateral for any and all obligations to the lenders under the financing agreement, the Company granted a first priority perfected security interest in and to substantially all of its owned or thereafter acquired assets, both tangible and intangible. The financing agreement contains quarterly covenants which include its meeting a minimum level of tangible net worth, a minimum level of borrowing availability under the line of credit and prohibits the payment of dividends. The Company entered into Amendment Number One to the Loan and Security Agreement with the Lenders on April 15, 1999, Amendment Number Two on August 30, 1999, Amendment Number Three on November 24, 1999, Amendment Number Four on January 25, 2000, and Amendment Number Five on June 2, 2000. These amendments allowed for the sale of the credit card portfolio, the acquisition of stores and adjusted some of the covenants required of the Company under this financing agreement.

     As of June 3, 2000 the Company had direct borrowings of $24.6 million outstanding under the revolving line of credit, with an interest rate of 10.0% on $0.6 million, 8.86% on $17.0 million and 8.44% on $7.0 million. The weighted average interest rate for the fiscal year ended June 3, 2000, was 8.5%. At June 3, 2000 the Company had additional credit available under the line of approximately $6.3 million.

     In conjunction with the Company's acquisition of Rauch, the Company issued three promissory notes due and payable for $2.0 million each in January 2000, 2001 and 2002, respectively. The first promissory note, due January 2000, has been paid. The two remaining notes have a stated interest rate of 7% per annum with interest due and payable beginning January 15, 2000 and on each successive six-month anniversary thereafter until the notes are paid in full. The Company may offset its payment obligations under these notes to the extent and in the event any liabilities arise that were not accounted for and not disclosed in the unaudited balance sheet of Rauch as of October 31, 1999, which Samuels required to be delivered as part of its completing the transaction. Upon the occurrence and during the continuation of any event of default under the notes, the Company's payment obligations may bear interest at a per annum rate of 15%.

6. INCOME TAXES

     During Fiscal 2000, the Company's net operating losses (NOLs) increased by approximately $10 million. During Fiscal 1999, the Company's NOLs were reduced by approximately $60 million as a result of debt discharge income. As of June 3, 2000, the Company had

NOL carryforwards for federal income tax purposes of approximately $43 million. Approximately $18 million of this NOL is related to losses incurred subsequent to October 2, 1998, which may be used in their entirety to offset future taxable income. The remaining carryforward, from prior to October 2, 1998, is subject to an annual limitation on its use of approximately $1.7 million. These losses begin to expire in 2012. In addition, the Company has alternative minimum tax credit carryforwards of $109. These credits do not expire. The Company maintains a valuation allowance against the net deferred tax assets, which in Management's opinion reflects the net deferred tax asset that is more likely than not to be realized.

     The provision for income taxes includes the following:

                                         SUCCESSOR FOR         PREDECESSOR        PREDECESSOR
                       SUCCESSOR           THE EIGHT          FOR THE FOUR        FOR THE YEAR
                   FOR THE YEAR ENDED     MONTHS ENDED         MONTHS ENDED          ENDED
                         JUNE 3,             MAY 29,            OCTOBER 2,          MAY 30,
                          2000                1999                1998                1998
                      ------------        ------------        ------------        ------------
          Current:....
            Federal...          --        $         --        $         --        $         --
            State ....          11                  --                  --                  --
                      ------------        ------------        ------------        ------------
          Deferred:...
            Federal...          --                  --                  --                  --
            State ....          --                  --                  --                  --
                      ------------        ------------        ------------        ------------
                      $         11        $         --        $         --        $         --
                      ============        ============        ============        ============

     The Company's effective tax rate differs from the statutory federal income tax rate as follows:

                       SUCCESSOR       SUCCESSOR FOR     PREDECESSOR      PREDECESSOR
                      FOR THE YEAR       THE EIGHT      FOR THE FOUR     FOR THE YEAR
                         ENDED          MONTHS ENDED    MONTHS ENDED         ENDED
                         JUNE 3,          MAY 29,         OCTOBER 2,         MAY 30,
                         2000              1999             1998              1998
                      ------------     ------------     ------------     ------------
Statutory rate ....          (35.0)%          (35.0)%          (35.0)%          (35.0)%
Surtax benefit ....            1.0              1.0              1.0              1.0
Valuation allowance           34.0             34.0             34.0             34.0
Other .............             --               --               --               --
                      ------------     ------------     ------------     ------------
                               0.0%             0.0%             0.0%             0.0%
                      ============     ============     ============     ============

     Significant components of the Company's deferred income taxes are as follows:

                                              JUNE 3,             MAY 29,
                                               2000                1999
                                          ---------------    ---------------
   Current tax assets (liabilities):
     Reserve for bad debts ............   $            --    $         2,233
     Allowance for holdback reserve ...             1,167                 --
     Inventory ........................               729                705
     Vacation accrual .................               328                358
     State franchise taxes ............               680                991
     Restructuring reserve ............               486              3,053
     Other ............................                --                (10)
                                          ---------------    ---------------
                                                    3,390              7,330
                                          ---------------    ---------------
   Noncurrent tax assets (liabilities):
     State franchise taxes ............              (655)              (818)
     Property and equipment ...........               713             (1,138)
     Net operating loss carryforwards .            16,737             25,908
     Other ............................               682              2,159
                                          ---------------    ---------------
                                                   17,477             26,111
                                          ---------------    ---------------
   Total deferred tax assets ..........            20,867             33,441
   Valuation allowance ................           (20,758)           (33,332)
                                          ---------------    ---------------
   Net deferred tax assets ............   $           109    $           109
                                          ===============    ===============

7. COMMITMENTS AND CONTINGENCIES

     The Company leases store and office facilities and certain equipment used in its regular operations under operating leases, which expire at various dates through 2011. The store leases provide for additional rentals based upon sales and for payment of taxes, insurance and certain other expenses. Rent expense, amortized on a straight-line basis over the life of the lease, is charged to operations as follows:

                        SUCCESSOR     SUCCESSOR FOR   PREDECESSOR    PREDECESSOR
                        FOR THE YEAR    THE EIGHT     FOR THE FOUR     FOR THE
                          ENDED        MONTHS ENDED   MONTHS ENDED    YEAR ENDED
                          JUNE 3,        MAY 29,       OCTOBER 2,        MAY 30,
                          2000            1999           1998            1998
                       ------------   ------------   ------------   ------------
  Minimum rentals ..   $      1,822   $      5,078   $      2,620   $      9,373
  Contingent rentals         10,698          1,218            536          2,216
                       ------------   ------------   ------------   ------------
                       $     12,520   $      6,296   $      3,156   $     11,589
                       ============   ============   ============   ============

     Included in the above table is rent expense paid to officers/stockholders related to certain stores and the office facility of $683 for the fiscal year ended May 30, 1998.

     Minimum rental commitments for all remaining noncancelable leases in effect as of June 3, 2000 are as follows for the fiscal years ended May:

                                    2001 .....   $        11,798
                                    2002 .....            10,779
                                    2003 .....            10,068
                                    2004 .....             8,921
                                    2005 .....             7,349
                                    Thereafter            22,214
                                                 ---------------
                                                 $        71,129
                                                 ===============

     The Company enters into consignment inventory agreements with its key vendors in the ordinary course of business. During Fiscal 2000 consignment inventory on hand ranged from $26.9 to $49.5 million. These amounts are excluded from the merchandise inventory balance on the accompanying balance sheet. Consignment inventory was approximately $44.5 million and $30.1 as of June 3, 2000 and May 29, 1999, respectively.

     The Company is from time to time involved in routine litigation incidental to the conduct of its business. Based upon discussions with legal counsel, management believes that its litigation currently pending will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

8. STOCKHOLDERS' EQUITY

     Stock Option Plans. In 1998 the Company adopted a stock option plan for certain of its officers and key employees. The number of shares of common stock that can be purchased pursuant to this plan cannot exceed 500,000 and must be granted prior to October 2, 2008. The exercise price for options granted under this plan may not be less than the fair market value of the Company's common stock at the date of grant. These options become exercisable over a four-year period and vest 25% per year. As of June 3, 2000, the Company had 334,875 options outstanding with an average exercise price of $6.00 per share (ranging from $4.375 to $7.875 per share).

     In 1998 the Company also adopted a stock option plan for its non-employee directors. The number of shares of common stock that can be purchased pursuant to this plan cannot exceed 250,000 and must be granted prior to September 30, 2008. The exercise price for options granted under this plan may not be less than the fair market value of the Company's common stock at the date of grant. These options become exercisable over a four-year period and vest 25% per year. As of June 3, 2000, the Company had 70,000 options outstanding with an average exercise price of $5.83 per share, (ranging from $5.50 to $6.67 per share).

     The following table summarizes the status of the Company's stock option plans:

                                                    NUMBER OF        WEIGHTED AVERAGE
                                                     OPTIONS          EXERCISE PRICE
                                                    ---------        ----------------
Outstanding as of October 2, 1998                         --                  --
                  Granted                            256,200           $    6.67
                  Canceled/Exercised                      --                  --
Outstanding as of May 29, 1999                       256,200                6.67
                  Granted                            170,575                4.99
                  Canceled                           (21,900)               6.50
                  Exercised                               --                  --
Outstanding as of June 3, 2000                       404,875              $ 5.97

     The following table summarizes information about options outstanding and exercisable as of June 3, 2000:

     RANGE OF          NUMBER         WEIGHTED AVERAGE     WEIGHTED AVERAGE       NUMBER       WEIGHTED AVERAGE
 EXERCISE PRICES     OUTSTANDING      CONTRACTUAL LIFE      EXERCISE PRICE     EXERCISABLE      EXERCISE PRICE
 ---------------     -----------      ----------------      --------------     -----------      --------------

 $4.375 to $7.875      404,875            7.75               $5.97                  58,575          $6.67

     The company has elected to follow APB 25 and related interpretations in accounting for its stock options. Accordingly, no compensation expense has been recognized since stock options granted under these plans were at exercise prices which approximated market value at the grant date. Had compensation expense been determined for stock option grants using fair value methods provided for in SFAS No. 123, Accounting for Stock-Based Compensation, the Company's pro forma net income and net earnings per common share would have been the amounts indicated below:

                                               FISCAL YEAR ENDED    39 WEEKS ENDED
                                                  JUNE 3, 2000       MAY 29, 1999
                                               -----------------    --------------
                                                  (in thousands except share data)

 Compensation cost                               $        300        $        573

 Net income:
      As reported                                $     (7,247)       $     (2,474)
      Pro forma                                  $     (7,547)       $     (3,047)
 Net income (loss) per share
      As reported                                $      (1.43)       $      (0.49)
      Pro forma                                  $      (1.49)       $      (0.61)
 Stock option share data:
      Stock options granted during period             170,575             256,200
      Weighted average option fair value (a)     $       2.58        $       3.15

(a) Calculated in accordance with the Black-Scholes option pricing model, using the following assumptions:

          (1) For Fiscal 2000 grants; expected life of 7.23 years; expected volatility of 35%; expected dividend yield of 0% and risk- free rates of return as of the date of grant of 5.8% based on the yield of the U.S. Treasury securities nearest in life to the average expected lives at the date of grant.

          (2) For Fiscal 1999 grants; expected life of 7.78 years; expected volatility of 35%; expected dividend yield of 0% and risk- free rates of return as of the date of grant of 4.8% based on the yield of the U.S. Treasury securities nearest in life to the average expected lives at the date of grant.

     Warrants. At June 3, 2000 the Company had 259,925 warrants outstanding which were issued to stockholders of Barry's Jewelers, Inc as a part of the Company's Reorganization. The warrants are exercisable over a five-year period with strike prices ranging from $19.69 to $24.00 per share. The Company has an option that, upon the occurrence of certain transactions, allows the Company to call the warrants at a price equal to the greater of $0.20 or the net exercise value (i.e., the difference between the fully diluted market price of the common stock and the strike price of the warrant.)

     401(k) Retirement Plan. The Predecessor's Board of Directors adopted a qualified 401(k) retirement plan effective June 1, 1995. Substantially all full-time employees of the Company, age 21 and older, are eligible to participate in the Company's 401(k) plan beginning the first day of the month following the date of employment. Employees may elect to contribute 1% to 15% of their compensation, subject to certain IRS limitations. Effective June 1, 1999, the plan was amended, changing its name to Samuels 401(k) Plan, changing the plan record keeper, changing the eligibility period to the first day of the month following the date of employment, and changing the plan year to a calendar year. Employer matching contributions are determined annually by a Board of Directors resolution. The Board of Directors agreed to match contributions for calendar years 2000 and 1999 at $0.50 per dollar of contribution up to a 6% deferral rate. No employer matching contributions were granted prior to calendar year 1999. The match can be made in dollars or in the form of Company stock valued as of the last day of the Plan Year. Participants are partially vested in employer matching contributions after two years and fully vested after five years of employment with the Company. Employer contributions were $186 and $83 for Fiscal 2000 and Fiscal 1999, respectively.

     Employee Incentive Stock Grant. On October 2, 1998, the Company issued 250,000 restricted shares of common stock to certain key executives as part of their employment agreements provided for in the Plan of Reorganization. These grants vest 25% per year, commencing on the grant date and each of the first three anniversaries thereof. At June 3, 2000, 125,000 shares were unvested. As a result of these grants, the Company recognized deferred compensation expense in the amount of $0.4 million for Fiscal 2000. The deferred compensation expense is being recognized over the remaining vesting period.

     Notes Receivable. As part of the employment agreements for certain key executives, the Company made loans in the amount of $936 in Fiscal 1999 and $59 in Fiscal 2000 (and agreed to issue more loans as shares vest) to help defray the tax expense of the above stock grants. These notes bear interest at the applicable federal short-term rate when issued and are payable in quarterly installments over the three-year vesting schedule. If, however, the executive is employed on the quarterly due date, a bonus in the amount of the principal then due is then payable. The Company recognized compensation expense in the full amount of the notes issued. The deferred compensation expense is amortized over the remaining vesting period.

     As part of the purchase by certain officers of the Company in a private placement of the Company's common stock, the Company permitted officers to purchase common stock in return for a combination of a promissory note for up to 90% of such officer's purchase price of the common stock and cash. The notes generally are 100% recourse as to accrued interest and range from 25% to 33% recourse as to principal. The notes generally require payment in full by the seventh anniversary of the date of the amount of the respective loan, and the related accrued interest, for the purchase price of the common stock. The notes accrue interest at a rate per annum equal to the federal mid-term rate of interest published by the U.S. Treasury in accordance with IRC Section 1274(d). The notes require a mandatory annual prepayment of the principal and accrued interest on the respective note in an amount equal to the lesser of 25% of the pre-tax amount of any cash bonus paid by the Company to the respective officer and the sum of accrued and unpaid interest owing on the respective note plus the unpaid principal amount outstanding on the note. Each officer may elect for one year in the seven-year period to omit the inclusion of the unpaid principal amount outstanding on the note under the foregoing calculation. The notes permit the suspension of the payment of the applicable prepayment amounts as long as an officer has made sufficient deferrals of amounts from the officer's base salary and any bonuses under the Company's Deferred Compensation Plan to equal the prepayment amounts that are being suspended. The Deferred Compensation Plan provides for the withholding of a percentage of an eligible employee's base salary and any bonus for a period not to exceed the seven-year anniversary of the date of the first deferral under the plan. The Company shall credit the amounts deferred under the Deferred Compensation Plan to a book entry account of the Company for each participant in the plan and such amounts shall accrue interest at a rate equal to the prime rate of interest in effect from time to time. See "Notes to Financial Statements--10. Subsequent Events".

9. REORGANIZATION COSTS

         Reorganization costs consisted of the following:

                                                                             SUCCESSOR         PREDECESSOR
                                                                           FOR THE EIGHT       FOR THE FOUR          PREDECESSOR
                                                                              MONTHS              MONTHS               FOR THE
                                                                              ENDED               ENDED              YEAR ENDED
                                                                              MAY 29,            OCTOBER 2,            MAY 30,
                                                                              1999                1998                 1998
                                                                          ---------------    ---------------    ---------------
   Professional fees ..................................................   $            --    $         3,196    $         5,662
   Loss on disposal of property and equipment
   (related to store closures and the Company's former headquarters)...                --                379              2,448
   Adjustments to pre-petition unsecured liabilities ..................                --                 --              1,440
   Provision for lease rejection claims ...............................                --                 81              1,127
   Employee costs related to the Chapter 11 filing ....................               400                239                696
   Other ..............................................................                --                926                586
   Interest earned on accumulated cash resulting from
   Chapter 11 filing...................................................                --               (384)              (825)
                                                                          ---------------    ---------------    ---------------
   Total ..............................................................   $           400    $         4,437    $        11,134
                                                                          ===============    ===============    ===============

     Cash paid (net of interest income) for reorganization costs during the year ended June 3, 2000, the eight months ended May 29,1999, the four months ended October 2, 1998, and the year ended May 1998 amounted to $1.4 million, $2.5 million, $2.3 million and $3.6 million, respectively.

10. SUBSEQUENT EVENTS

     Private Equity Placement. In June and July 2000, the Company completed the sale of 2,795,940 shares of its common stock, par value $.001 per share, to several purchasers pursuant to a private offering by the Company. The purchasers of such common stock included funds controlled by DDJ Capital Management, LLC, certain vendors of the Company and directors and officers of the Company. The Company sold the shares at a price of $5.25 per share for an aggregate purchase price of approximately $14.7 million. The Company is using the proceeds of the sale of the shares, approximately $13.0 million, in meeting its ongoing working capital needs. The Company conducted the private offering and sold the 2,795,940 shares under an exemption from registration of such shares under the Securities Act of 1933, as amended (the "Securities Act"), provided in Section 4(2) of the Securities Act and pursuant to Rule 506 under Regulation D under the Securities Act. As part of the purchase agreements for such sales of common stock, the Company agreed to register such stock under the Securities Act of 1933, as amended, for resale pursuant to a shelf registration statement.

     As part of the purchase of the Company's common stock by certain officers of the Company, the Company permitted each officer to purchase common stock in return for a combination of a promissory note for up to 90% of such officer's purchase price of the common stock and cash. The notes generally require payment in full by the seventh anniversary of the date of the respective loan of amounts for the purchase price of the common stock, but require mandatory annual prepayments of principal and accrued interest in varying amounts. In connection with the officers' financing of the purchase price for the common stock, the Company adopted a Deferred Compensation Plan whereby eligible employees of the Company may elect, on an annual basis, to have up to 50% of base salary and up to 100% of any bonuses withheld and entered into a book entry account of the Company. The respective officer is permitted to suspend, in the aggregate, the obligation for payment of the mandatory prepayment amounts under the promissory note given in return for the purchase price of the common stock if the withheld amounts under the Deferred Compensation Plan are equal or greater in the aggregate than the aggregate amount of mandatory prepayments that would have been required under such promissory note.

     New Store Commitments. The Company is in various stages of negotiations for leases on new locations.

                                   SCHEDULE II
                             SAMUELS JEWELERS, INC.

                         VALUATION & QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                            BALANCE AT         CHARGE TO                         BALANCE AT
                                            BEGINNING          COSTS AND         DEDUCTIONS/       END OF
                                            OF PERIOD          EXPENSES            OTHER           PERIOD
                                        ---------------   ---------------   ----------------   ---------------
YEAR END 2000:
  Allowance for doubtful accounts (1)   $         5,120   $           839   $        (5,959)   $            --
  Allowance for holdback reserve (1)    $            --   $         5,959   $        (2,525)   $         3,434
  Inventory valuation allowance (2) .   $         5,336   $           700   $        (5,576)   $           460
YEAR END 1999:
  Allowance for doubtful accounts ...   $         7,099   $         5,509   $        (7,488)   $         5,120
  Inventory valuation allowance (2) .   $         2,218   $         5,056   $        (1,938)   $         5,336
YEAR END 1998:
  Allowance for doubtful accounts ...   $        10,300   $         6,586   $        (9,787)   $         7,099
  Inventory valuation allowance .....   $         3,033   $            --   $          (815)   $         2,218
YEAR END 1997:
  Allowance for doubtful accounts ...   $        10,930   $        18,766   $       (19,396)   $        10,300
  Inventory valuation allowance .....   $            --   $         3,033   $            --    $         3,033
YEAR END 1996:
  Allowance for doubtful accounts ...   $        11,662   $        11,839   $       (12,571)   $        10,930

----------

(1) The allowance for doubtful accounts is no longer necessary as the Company sold its existing credit card accounts to WFN and agreed to have WFN provide a third-party credit card program for the benefit of the Company's customers. The sale occurred at face value, less a holdback reserve, which is to protect the purchaser for any charge-off of accounts. An allowance for the holdback reserve is the Company's estimate of the charge-off exposure.

(2) The inventory valuation allowance was adjusted by $5,056 as of October 2, 1998, as a part of the Company's adoption of the Fresh-Start reporting requirements of Statement of Position 90-7. See "Notes to Financial Statements--1. Reorganization and Basis of Presentation."

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

10.1(C) Amendment Number Two to Loan and Security Agreement entered into as of August 30, 1999, among the Company, Foothill Capital
               Corporation and the financial institutions listed on the signature pages thereto. (3)

10.1(d) Amendment Number Three to Loan and Security Agreement entered into as of November 24, 1999, among the Company, Foothill Capital
               Corporation and the financial institutions listed on the signature pages thereto. (4)

10.1(e) Amendment Number Four to Loan and Security Agreement entered into as of January 25, 2000, among the Company, Foothill Capital
               Corporation and the financial institutions listed on the signature pages thereto. (5)

10.1(f) Amendment Number Five to Loan and Security Agreement entered into as of June 2, 2000, among the Company, Foothill Capital
               Corporation and the financial institutions listed on the signature pages thereto. (6)

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

 10.5          Employment Agreement, dated as of October 2, 1998 between the
               Company and Bill R. Edgel.(1)

 10.6          Employment Agreement, dated as of October 2, 1998 between the
               Company and Paul Hart.(1)

 10.7          Private Label Credit Card Agreement between World Financial
               Network National Bank and the Company dated as of July 27,
               1999.(3)

 10.8          Purchase and Sale Agreement between World Financial Network
               National Bank and the Company dated as of July 27, 1999.(3)

 10.9 Registration Rights Agreement dated as of June 21, 2000, by and among the Company, Weil, Gotshal & Manges LLP, B III Capital
               Partners, L.P. and B III-A Capital Partners, L.P.(6)

 10.10 Form of Investment Agreement for private placement in June 2000 of common stock with investors (excluding officers of Samuels
               Jewelers, Inc.)(6)

 10.11 Form of Samuels Jewelers, Inc. Stock Purchase Agreement for private placement in July 2000 of common stock with officers of Samuels Jewelers, Inc.(6)

 10.12         Samuels Jewelers, Inc. Deferred Compensation Plan.(6)

 10.13         Samuels Jewelers, Inc. 1998 Stock Option Plan.(7)

 10.14         Samuels Jewelers, Inc. 1998 Stock Option Plan for Non-Employee
               Directors.(8)

 23.1          Consent of Independent Auditors.(6)

 27.1          Financial Data Schedule.(6)

----------

(1) Incorporated by reference to the Company's Current Report on Form 8-K filed October 6, 1998.

(2) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended August 29, 1998.

(3) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended May 29, 1999.

(4) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended November 27, 1999.

(5) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended February 26, 2000.

(6)  Filed herewith.

(7)  Incorporated by reference to Annex A of the Company's Proxy Statement on
     Schedule 14A dated October 21, 1998.

(8)  Incorporated by reference to Annex B of the Company's Proxy Statement on
     Schedule 14A dated October 21, 1998.