Form 10-Q
period 2000-09-02
SAMUELS JEWELERS INC
filed 2000-10-17
CIK 790360

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT to SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 2, 2000. Commission File Number 0-15017


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

As of October 9, 2000, the Registrant had 7,967,365 shares of common stock, par value $.001 per share, outstanding.

                             SAMUELS JEWELERS, INC.

                                    FORM 10-Q

                                      INDEX




                                                                                            PAGES
PART I    FINANCIAL INFORMATION

          ITEM 1.  Financial Statements
                   Balance Sheets                                                            3

                   Statements of Operations                                                  4

                   Statements of Cash Flows                                                  5

                   Notes to Financial Statements                                             6


          ITEM 2.  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                                 9

          ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk                12

PART II   OTHER INFORMATION

          ITEM 1.  Legal Proceedings                                                        13

          ITEM 2.  Changes in Securities                                                    13

          ITEM 3.  Defaults Upon Senior Securities                                          13

          ITEM 4.  Submission of Matters to a Vote of Security Holders                      13

          ITEM 5.  Other Information                                                        13

          ITEM 6.  Exhibits and Reports on Form 8-K                                         14

ITEM 1.
PART I

                             SAMUELS JEWELERS, INC.
                                 BALANCE SHEETS
                    (amounts in thousands, except share data)


                                                                        September 2,     June 3,
                                                                           2000            2000
                                                                        ------------    ---------
                                Assets                                          (unaudited)
Current assets:
   Cash and cash equivalents                                             $   1,880      $   1,960
   Accounts receivable, net                                                  6,199          6,446
   Merchandise inventories                                                  55,838         61,269
   Prepaid expenses and other current assets                                 4,776          6,129
                                                                         ---------      ---------
Total current assets                                                        68,693         75,804

Property and equipment:
   Leasehold improvements, furniture and fixtures                           29,785         28,717
   Computers and equipment                                                   6,385          6,380
                                                                         ---------      ---------
                                                                            36,170         35,098
Less: accumulated depreciation and amortization                              7,360          6,225
                                                                         ---------      ---------
Net property and equipment                                                  28,810         28,873

Other assets                                                                   522            561
Goodwill, net                                                                4,472          4,598
Reorganization value in excess of amounts allocated to
  identifiable assets, net                                                  14,307         14,748
                                                                         ---------      ---------

Total assets                                                             $ 116,804      $ 124,584
                                                                         =========      =========

                 Liabilities and Stockholders' Equity
Current liabilities:
   Notes payable                                                         $  28,363      $  27,350
   Accounts payable - trade                                                 28,549         38,742
   Other accrued liabilities                                                12,638         18,136
                                                                         ---------      ---------
Total current liabilities                                                   69,550         84,228

Notes payable                                                                2,075          2,089

Stockholders' equity:
   Common stock; $.001 par value; authorized 20,000,000 shares;
      Issued and outstanding, 7,949,840 shares at September 2, 2000,
      5,153,900 at June 2, 2000                                                  8              5
   Additional paid-in capital                                               64,005         49,329
   Deferred compensation                                                      (834)          (834)
   Notes receivable                                                         (2,068)          (512)
   Accumulated deficit                                                     (15,932)        (9,721)
                                                                         ---------      ---------
Total stockholders' equity                                                  45,179         38,267

Total liabilities and stockholders' equity                               $ 116,804      $ 124,584
                                                                         =========      =========


                       See Notes to Financial Statements.

                             SAMUELS JEWELERS, INC.
                            STATEMENTS OF OPERATIONS
                  (amounts in thousands, except per share data)
                                   (unaudited)


                                                  Three Months  Three Months
                                                     Ended         Ended
                                                  September 2,   August 28,
                                                      2000          1999
                                                  ------------  ------------
Net sales                                           $ 29,531      $ 21,131
Finance and credit insurance fees                         --         2,257
                                                    --------      --------
                                                      29,531        23,388

Costs and expenses:
   Cost of goods sold, buying and occupancy           20,337        14,086
   Selling, general and administrative expenses       13,054         9,455
   Provision for doubtful accounts                        --           839
   Depreciation and amortization                       1,702         1,343
                                                    --------      --------
                                                      35,093        25,723

Operating loss                                        (5,562)       (2,335)
Interest expense, net                                    649           969
                                                    --------      --------

Loss before income taxes                              (6,211)       (3,304)
Income taxes                                              --            --
                                                    --------      --------

Net loss                                            $ (6,211)     $ (3,304)
                                                    ========      ========


Basic and diluted loss per share                    $  (0.86)     $  (0.66)
                                                    ========      ========
Weighted average shares outstanding                    7,191         5,028
                                                    ========      ========


                       See Notes to Financial Statements.

                             SAMUELS JEWELERS, INC.
                            STATEMENTS OF CASH FLOWS
                             (amounts in thousands)
                                   (unaudited)


                                                             Three Months  Three Months
                                                               Ended          Ended
                                                             September 2,   August 28,
                                                                2000          1999
                                                             ------------  ------------
Operating activities:
Net loss                                                      $ (6,211)     $ (3,304)
Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
   Depreciation and amortization                                 1,702         1,239
   Provision for doubtful accounts                                  --           839
Change in operating assets and liabilities:
   Accounts receivable                                             248         1,708
   Merchandise inventories                                       5,431        (6,958)
   Prepaid expenses and other current assets                     1,352           637
   Other assets                                                     39            32
   Accounts payable - trade                                    (10,193)        8,504
   Other accrued liabilities                                    (5,498)         (706)
                                                              --------      --------
Net cash provided by (used in) operating activities            (13,130)        1,991

Investing activities:
Purchase of property and equipment                              (1,072)       (1,938)
                                                              --------      --------
Net cash used in investing activities                           (1,072)       (1,938)

Financing activities:
Net borrowings under revolving credit facility                     999           231
Notes receivable for purchase of stock                          (1,556)           84
Issuance of common stock                                        14,679            84
                                                              --------      --------
Net cash provided by financing activities                       14,122           315

Decrease in cash                                                   (80)         (368)

Cash and cash equivalents at beginning of period                 1,960         1,456
                                                              --------      --------
Cash and cash equivalents at end of period                    $  1,880      $  1,824
                                                              ========      ========

Supplemental disclosure of cash flow information:

Cash paid during the period for:
   Interest                                                   $    654      $  1,016
   Income taxes                                               $     --      $     --


                       See Notes to Financial Statements.

                             SAMUELS JEWELERS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

1. HISTORY AND BASIS OF PRESENTATION

HISTORY

Samuels Jewelers, Inc. ("Samuels" or the "Company") operates a national chain of specialty retail jewelry stores located in regional shopping malls, power centers, strip centers and stand-alone stores. The Company sells fine jewelry in a wide range of styles and prices, with a principal emphasis on diamond and gemstone jewelry. As of September 2, 2000, the Company operated 198 retail jewelry stores in 26 states, principally Texas, California, Kentucky, Colorado, Ohio, Pennsylvania, Utah, Arizona and Indiana. The Company also sells jewelry online at www.Samuels.cc, www.SamuelsJewelers.com and www.JewelryLine.com. The Company currently operates under the following four tradenames: "Samuels", "C&H Rauch", "Schubach" and "Samuels Diamonds". Measured by the number of retail locations, the Company is the seventh largest specialty retailer of fine jewelry in the country.

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

The Company was created in August, 1998 for the purpose of acquiring the assets of Barry's Jewelers, Inc. ("Barry's" or "Predecessor") as part of Barry's Plan of Reorganization (the "Plan") which was confirmed by the U.S Bankruptcy Court on September 16, 1998, and consummated on October 2, 1998 (the "Reorganization"). On October 2, 1998, as part of its plan of reorganization, Barry's was merged into Samuels.


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

Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending June 2, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 3, 2000.

Each fiscal year of the Company ends on the Saturday closest to May 31. The first quarter of Fiscal 2001 consisted of the thirteen weeks ended September 2, 2000. The first quarter of Fiscal 2000 consisted of the thirteen weeks ended August 28, 1999.

Certain previously reported amounts were reclassified to conform to current year presentations.

2. NOTES PAYABLE

On October 2, 1998, the Company entered into a three-year, $50 million financing agreement with Foothill Capital Corporation as a lender and as agent for a lender group (the "Lenders"). The Lenders are committed to make revolving advances to the Company in amounts determined based on a percentage of eligible inventory. The annual rate of interest will be, at the Company's option, (i) 2.25% per annum over the Eurodollar rate or (ii) 0.5% per annum over the bank's prime rate, provided, however, that in no event will the applicable interest rate on any advance be less than 7% per annum. Interest charges are payable monthly. Upon the occurrence and during the continuation of any event of default under the financing agreement, all obligations will bear interest at a per annum rate equal to three percentage points above the otherwise applicable interest rate. As collateral for any and all obligations to the Lenders under the financing agreement, the Company granted a first priority perfected security interest in and to substantially all of its owned or thereafter acquired assets, both tangible and intangible. The financing agreement contains quarterly covenants which include the Company meeting a minimum level of tangible net worth and prohibits the payment of dividends. The Company has entered into five amendments to the Loan and Security Agreement with the Lenders, with the most recent amendment being as of June 2, 2000. These amendments reduced the total commitment under the financing agreement from $50 million to $40 million, allowed for the sale of the Company's credit card accounts, allowed for the acquisition of stores and adjusted some of the covenants required of the Company under this financing agreement.

As of September 2, 2000, the Company had direct borrowings of $25.8 million outstanding with additional credit available of approximately $1.2 million. As of September 2, 2000, the Company was in compliance with all terms of the financing agreement.

In November 1999, the Company acquired C&H Rauch, Inc. ("Rauch"), a 40-store jewelry chain with stores principally located in Kentucky and Ohio. In conjunction with this acquisition, the Company issued three promissory notes due and payable for $2.0 million each in January 2000, 2001 and 2002, respectively. The first promissory note, due January 2000, has been paid. The two remaining notes have a stated interest rate of 7% per annum with interest due and payable beginning January 15, 2000 and on each successive six-month anniversary thereafter until the notes are paid in full. Samuels may offset its payment obligations under these notes to the extent and in the event any liabilities arise that were not accounted for and not disclosed in the unaudited balance sheet of Rauch as of October 31, 1999. Upon the occurrence and during the continuation of an event of default under the notes, Samuels' payment obligations may bear interest at a per annum rate of 15%.

3. ACCOUNTS RECEIVABLE

On August 30, 1999, the Company sold its then existing credit card accounts to World Financial Network National Bank ("WFN") pursuant to an agreement that called for the Company to transfer its approximately $46.8 million outstanding accounts receivable to WFN at face value, less a holdback reserve of approximately $9.4 million to be held by WFN. The Company also entered into a third-party credit program with WFN that generally requires WFN to calculate each month the total amount of receivables outstanding and then retain or pay out, as applicable, an amount such that the holdback reserve is maintained at a constant percentage of receivables outstanding. The holdback reserve is intended to protect WFN against charged-off accounts and will be returned to the Company at the end of the program. The Company has recorded the holdback reserve net of a valuation allowance that reflects management's estimate of losses based on past performance. Under the agreement WFN otherwise pays the Company the proceeds for sales on the credit accounts promptly after the sale. The third-party credit card program has an initial term of five years, but provides the parties the option to extend the agreement beyond such initial term. The Company used the net proceeds of approximately $37.4 million from the sale of its then existing credit card accounts at August 30, 1999 to reduce the balance then outstanding under Samuels' financing agreement with the Lenders.

Since the sale, WFN has offered credit to Samuels' customers. Sales on the Company's private label credit cards accounted for approximately 35.8% of sales in the first quarter of Fiscal 2001, compared to 48.3% for the first quarter of Fiscal 2000, reflecting the Company's focus on a less credit-dependent consumer. The Company no longer has customer receivables.

4. SALE OF EQUITY

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

The Company conducted the private offering and sold the 2,795,940 shares under an exemption from registration of such shares under the Securities Act of 1933, as amended (the "Securities Act"), provided in Section 4(2) of the Securities Act and pursuant to Rule 506 under Regulation D of the Securities Act. Such exemption was available to the Company because it was primarily made available only to "accredited investors", as such term is defined under Section 502 of the Securities Act. As part of the purchase agreements for such sales of common stock, the Company agreed to register such stock under the Securities Act of 1933, as amended, for resale pursuant to a shelf registration statement.

5. NOTES RECEIVABLE

As part of the purchase of the Company's common stock by certain officers of the Company, the Company permitted each such officer to purchase common stock in return for a combination of a promissory note for up to 90% of such officer's purchase price of the common stock and cash. The notes generally require payment in full by the seventh anniversary of the date of the respective loan of amounts for the purchase price of the common stock, but require mandatory annual prepayments of principal and accrued interest in varying amounts. In connection with the officers' financing of the purchase price for the common stock, the Company adopted a Deferred Compensation Plan whereby eligible employees of the Company may elect, on an annual basis, to have up to 50% of base salary and up to 100% of any bonuses withheld and entered into a book entry account of the Company. The respective officer is permitted to suspend, in the aggregate, the obligation for payment of the mandatory prepayment amounts under the promissory note given in return for the purchase price of the common stock if the withheld amounts under the Deferred Compensation Plan are equal or greater in the aggregate than the aggregate amount of mandatory prepayments that would have been required under such promissory note. As of September 2, 2000, the aggregate outstanding amount under these notes was approximately $1.7 million, which is shown as an offset of stockholders' equity on the balance sheet.

On October 2, 1998, the Company issued 250,000 restricted shares of common stock to certain key executives as part of their employment agreements provided for in the Plan of Reorganization. These grants vest 25% per year, commencing on the grant date and each of the first three anniversaries thereof. The Company made loans, and agreed to issue more loans as shares vest, to help defray the tax expense of the stock grants. These notes bear interest at the applicable federal short-term rate when issued and are payable in quarterly installments over the three-year vesting schedule. If, however, the executive is employed on the quarterly due date, a bonus in the amount of the principal then due is then payable. The deferred compensation expense is amortized over the remaining vesting period. As of September 2, 2000, the aggregate outstanding amount under these notes was approximately $0.4 million, which is shown as an offset of stockholders' equity on the balance sheet.

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

OVERVIEW. The following discussion presents information about the financial condition, liquidity and capital resources, and results of operations of the Company as of and for the quarters ended September 2, 2000 and August 28, 1999. This information should be read in conjunction with the audited financial statements of the Company and the notes thereto as reported on the Company's Annual Report on Form 10-K for the fiscal year ended June 3, 2000.

STORE ACTIVITY

The following table sets forth selected store data with respect to the quarters ended September 2, 2000 and August 28, 1999:

                                                               September 2    August 28
                                                                  2000          1999
                                                               -----------    ---------
Number of stores at beginning of quarter ...................         198           116
  Acquired during the quarter ..............................          --             6
  Opened during the quarter ................................           2             2
  Closed during the quarter ................................          (2)           (1)
                                                                 -------       -------
          Total at quarter end .............................         198           123
                                                                 =======       =======

Percentage increase (decrease) in sales of
  comparable stores ........................................        (3.7)%         5.8%
Average sales per comparable store (in thousands) ..........     $   177       $   187
Private label credit sales mix .............................        35.8%         48.3%
Equivalent store weeks .....................................       2,577         1,523
Equivalent weekly average store sales (in thousands) .......     $  11.5       $  13.9


RESULTS OF OPERATIONS

Net sales for the quarter ended September 2, 2000 were $29.5 million, an increase of $8.4 million, or 39.7%, as compared to net sales of $21.1 million for the quarter ended August 28, 1999. Equivalent store weeks were 2,577 for the quarter this year as compared to 1,523 for the quarter last year. Equivalent weekly sales were $11.5 thousand for the quarter ended September 2, 2000 as compared to $13.9 thousand for the quarter ended August 28, 1999. This 17.3% decrease in equivalent weekly sales is primarily due to acquiring stores with lower average sales volume than those stores already in the Samuels portfolio. Comparable store sales (the 112 stores open for the same period in both the current and preceding year) were $19.8 million during the quarter this year as compared to $20.5 million for the same period last year. This is a decrease of $0.7 million, or a decrease of 3.7%, in comparable store sales. Some of the factors contributing to this decrease in comparable sales were 1) the reduction in credit sales as a percentage of total sales resulting from the outsourcing of credit operations, and 2) the reduction of inventory levels for top-selling merchandise in many of the stores.

Finance and credit insurance fees are no longer generated by Samuels due to the sale of the credit card accounts to a third party as of August 30, 1999. Revenue from these fees totaled $2.3 million during the quarter ended August 28, 1999.

Cost of goods sold, buying and occupancy expenses were $20.3 million for the quarter ended September 2, 2000, as compared to $14.1 million for the same quarter last year. The increase in cost of goods sold, buying and occupancy expenses resulted primarily from the increase in the number of stores in operation. Cost of goods sold, buying and occupancy expenses were 68.9% of net sales for the quarter ended September 2, 2000 and 66.7% of net sales for the prior year period. The cost of goods sold, buying and occupancy expenses increased as a percentage of sales due to lower margins being obtained on the sale of jewelry merchandise.

Selling, general and administrative expenses were $13.1 million for the quarter ended September 2, 2000, as compared to $9.5 million in the same quarter last year. The increase was primarily due to the overall increase in the number of stores in operation. Selling, general and administrative expenses as a percentage of net sales were 44.2% for the quarter ended September 2, 2000 and 44.7% for the quarter ended August 28, 1999. The improvement as a percentage of net sales resulted primarily from the general and administrative expenses being spread over the larger sales volume.

The provision for doubtful accounts is no longer being recorded because Samuels' credit card accounts were sold on August 30, 1999.

Net interest expense was $0.6 million for the quarter ended September 2, 2000, a decrease of $0.4 million, or 33.0%, from $1.0 million for the quarter ended August 28, 1999. This reduction is generally due to the fact that the proceeds from the sale of Samuels' existing credit card accounts were used to reduce the amounts outstanding under Samuels' bank agreement.

Liquidity and Capital Resources

GENERAL. The Company's operations require working capital for funding the purchase of inventory, making lease payments and funding of normal operating expenses. The seasonality of the Company's business requires a significant build-up of inventory for the Christmas holiday selling period. These seasonal inventory needs generally must be funded during the late summer and fall months for the necessary lead-time to obtain the additional inventory.

As of September 2, 2000, owned inventory was $55.8 million as compared to $61.2 million as of June 3, 2000.

The Company reported cash flow used in operating activities of $13.1 million for the quarter ended September 2, 2000, as compared to cash flow provided by operating activities of approximately $2.0 million for the comparable period last year. The change in the use of cash flow in operating activities is primarily due to a decrease in accounts payable and for funding operating losses. Additionally, the Company acquired $1.1 million in property and equipment during the quarter, consisting mostly of leasehold improvements associated with the opening of two new stores and minor remodeling of existing stores.

The Company had cash and cash equivalents, none of which was restricted, of $1.9 million as of September 2, 2000, as compared to $2.0 million as of June 3, 2000.

FINANCING TRANSACTIONS. On October 2, 1998, the Company entered into a three-year, $50 million financing agreement with Foothill Capital Corporation as a lender and as agent for a lender group (the "Lenders"). The Lenders are committed to make revolving advances to the Company in amounts determined based on a percentage of eligible inventory. The annual rate of interest will be, at the Company's option, (i) 2.25% per annum over the Eurodollar rate or (ii) 0.5% per annum over the bank's prime rate, provided, however, that in no event will the applicable interest rate on any advance be less than 7% per annum. Interest charges are payable monthly. Upon the occurrence and during the continuation of any event of default under the financing agreement, all obligations will bear interest at a per annum rate equal to three percentage points above the otherwise applicable interest rate. As collateral for any and all obligations to the Lenders under the financing agreement, the Company granted a first priority perfected security interest in and to substantially all of its owned or thereafter acquired assets, both tangible and intangible. The financing agreement contains quarterly covenants which include the Company meeting a minimum level of tangible net worth and prohibits the payment of dividends. The Company has entered into five amendments to the Loan and Security Agreement with the Lenders, with the most recent being as of June 2, 2000. These amendments reduced the total commitment under the financing agreement from $50 million to $40 million, allowed for the sale of the Company's credit card accounts, allowed for the acquisition of stores and adjusted some of the covenants required of the Company under this financing agreement.

As of September 2, 2000, the Company had direct borrowings of $25.8 million outstanding with additional credit available of approximately $1.2 million. As of September 2, 2000, the Company was in compliance with all terms of the financing agreement.

In November 1999, the Company acquired C&H Rauch, Inc., a 40-store jewelry chain with stores principally located in Kentucky and Ohio. In conjunction with this acquisition, the Company issued three promissory notes due and payable for $2.0 million each in January 2000, 2001 and 2002, respectively. The first promissory note, due January 2000, has been paid. The two remaining notes have a stated interest rate of 7% per annum with interest due and payable beginning January 15, 2000 and on each successive six-month anniversary thereafter until the notes are paid in full. Samuels may offset its payment obligations under these notes to the extent and in the event any liabilities arise that were not accounted for and not disclosed in the unaudited balance sheet of Rauch as of October 31, 1999. Upon the occurrence and during the continuation of an event of default under the notes, Samuels' payment obligations may bear interest at a per annum rate of 15%.

In July 2000, the Company completed the sale of 2,795,940 shares of its common stock, par value $.001 per share, to several purchasers pursuant to a private offering by the Company. The Company sold the shares at a price of $5.25 per share and raised approximately $13.0 million, which is being used to fund the increased working capital needs created by the Company's recent growth.

The Company expects that amounts available under its financing agreement, in addition to amounts generated through its business operations, will be sufficient to meet the short-term working capital needs of the Company, which includes increasing inventory levels for its upcoming selling seasons and capital expenditures for store improvements.

CREDIT PROGRAM. On August 30, 1999, the Company sold its then existing credit card accounts to WFN pursuant to an agreement that called for the Company to transfer its approximately $46.8 million outstanding accounts receivable to WFN at face value, less a holdback reserve of approximately $9.4 million. The Company simultaneously entered into a third-party credit program that generally requires WFN to calculate monthly the total amount of receivables outstanding and then retain or pay out, as applicable, an amount such that the holdback reserve is maintained at a constant percentage of receivables outstanding. The holdback reserve is intended to protect WFN against charged-off accounts and will be returned to the Company at the end of the program. The Company has recorded the holdback reserve net of a valuation allowance that reflects management's estimate of losses based on past performance. Under the agreement WFN otherwise pays the Company the proceeds for sales on the credit accounts promptly after the sale. The third-party credit card program has an initial term of five years, but provides the parties the option to extend the agreement beyond such initial term unless the parties otherwise agree. The Company used the net proceeds of approximately $37.4 million from the sale of its then existing credit card accounts at August 30, 1999 to reduce the balance then outstanding under Samuels' financing agreement with the Lenders.

Since the sale, WFN has offered credit to Samuels' customers. Receivables from the Company's private label credit cards are held and owned by WFN, subject to the above-described terms. As of September 2, 2000, the holdback reserve, net of a valuation allowance, is $6.2 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to market risk in the form of interest rate risk. As of September 2, 2000, the Company had $25.8 million outstanding under its revolving line of credit. This revolving line is priced with a variable rate based on LIBOR or a base rate, plus, in each case an applicable margin. See "Note 2. Notes Payable". An increase or decrease in interest rates would affect the interest costs relating this revolving line of credit. The Company has no interest rate swaps or other hedging facilities relating to its revolving line of credit.

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

          The Company conducted the private offering and sold the 2,795,940 shares under an exemption from registration of such shares under the Securities Act of 1933, as amended (the "Securities Act"), provided in
          Section 4(2) of the Securities Act and pursuant to Rule 506 under Regulation D of the Securities Act. Such exemption was available to the Company because it was primarily made available only to "accredited investors", as such term is defined under Section 502 of the Securities Act. As part of the purchase agreements for such sales of common stock, the Company agreed to register such stock under the Securities Act of 1933, as amended, for resale pursuant to a shelf registration statement.

          As part of the purchase of the Company's common stock by certain officers of the Company, the Company permitted each such officer to purchase common stock in return for a combination of a promissory note for up to 90% of such officer's purchase price of the common stock and cash. The notes generally require payment in full by the seventh anniversary of the date of the respective loan of amounts for the purchase price of the common stock, but require mandatory annual prepayments of principal and accrued interest in varying amounts. In connection with the officers' financing of the purchase price for the common stock, the Company adopted a Deferred Compensation Plan whereby eligible employees of the Company may elect, on an annual basis, to have up to 50% of base salary and up to 100% of any bonuses withheld and entered into a book entry account of the Company. The respective officer is permitted to suspend, in the aggregate, the obligation for payment of the mandatory prepayment amounts under the promissory note given in return for the purchase price of the common stock if the withheld amounts under the Deferred Compensation Plan are equal or greater in the aggregate than the aggregate amount of mandatory prepayments that would have been required under such promissory note.

Item 3. Defaults Upon Senior Securities

          Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

          Not Applicable

Item 5. Other Information

          Not Applicable.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          Exhibit   Description

            3.1     Certificate of Incorporation of Samuels Jewelers, Inc.(1)

            3.2     By-Laws of Samuels Jewelers, Inc.(1)

           10.1     Registration Rights Agreement dated as of June 21, 2000, by and among the Company, Weil, Gotshal & Manges LLP, B III Capital Partners, L.P. and B III-A Capital Partners, L.P.(2)

           10.2     Form of Investment Agreement for private placement in June
                         2000 of common stock with investors (excluding officers of the Company).(2)

           10.3     Form of Samuels Jewelers, Inc. Stock Purchase Agreement for
                         private placement in July 2000 of common stock with officers of the Company.(2)

           10.4     Samuels Jewelers, Inc. Deferred Compensation Plan.(2)

           27.1     Financial Data Schedule

     (1) Incorporated by reference to the Company's Current Report on Form 8-K filed October 6, 1998.

     (2) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 3, 2000.

     (b)  Reports on Form 8-K:

           Not applicable.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       SAMUELS JEWELERS, INC.



October 17, 2000                       By:    /s/  RANDY N. MCCULLOUGH
                                           -------------------------------------
                                                  Randy N. McCullough
                                           President and Chief Executive Officer



October 17, 2000                       By:    /s/  J. DOUGLAS BULLOCK
                                           -------------------------------------
                                                 J. Douglas Bullock
                                              Vice President--Finance
                                           (Principal Accounting Officer)

                                INDEX TO EXHIBITS


Exhibit
Number         Description
-------        -----------
  3.1     Certificate of Incorporation of Samuels Jewelers, Inc.(1)

  3.2     By-Laws of Samuels Jewelers, Inc.(1)

 10.1     Registration Rights Agreement dated as of June 21, 2000, by and among the Company, Weil, Gotshal & Manges LLP, B III Capital Partners, L.P. and
          B III-A Capital Partners, L.P.(2)

 10.2 Form of Investment Agreement for private placement in June 2000 of common stock with investors (excluding officers of the Company).(2)

 10.3 Form of Samuels Jewelers, Inc. Stock Purchase Agreement for private placement in July 2000 of common stock with officers of the Company.(2)

 10.4     Samuels Jewelers, Inc. Deferred Compensation Plan.(2)

 27.1     Financial Data Schedule

(1) Incorporated by reference to the Company's Current Report on Form 8-K filed October 6, 1998.

(2) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 3, 2000.