Form 10-Q
period 2000-12-02
SAMUELS JEWELERS INC
filed 2001-01-16
CIK 790360

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT to SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


 For the quarterly period ended December 2, 2000. Commission File Number 0-15017


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

As of January 12, 2001, the Registrant had 7,969,185 shares of common stock, par value $.001 per share, outstanding.

                             SAMUELS JEWELERS, INC.

                                    FORM 10-Q

                                      INDEX





                                                                                          PAGES

PART I            FINANCIAL INFORMATION

                  ITEM 1.  Financial Statements
                           Balance Sheets                                                   3

                           Statements of Operations                                         4

                           Statements of Cash Flows                                         6

                           Notes to Financial Statements                                    7

                  ITEM 2.  Management's Discussion and Analysis of Financial Condition
                           and Results of Operations                                       11

                  ITEM 3.   Quantitative and Qualitative Disclosure about Market Risk      17

PART II           OTHER INFORMATION

                  ITEM 1.  Legal Proceedings                                               18

                  ITEM 2.  Changes in Securities and Use of Proceeds                       18

                  ITEM 3.  Defaults Upon Senior Securities                                 18

                  ITEM 4.  Submission of Matters to a Vote of Security Holders             18

                  ITEM 5.  Other Information                                               19

                  ITEM 6.  Exhibits and Reports on Form 8-K                                19

ITEM 1.
PART I

                             SAMUELS JEWELERS, INC.
                                 BALANCE SHEETS
                    (amounts in thousands, except share data)


                                                                      December 2,       June 3,
                                                                         2000            2000
                                                                      -----------    -----------
                                Assets                                (unaudited)

Current assets:
   Cash and cash equivalents                                          $     2,543    $     1,960
   Accounts receivable, net                                                 6,858          6,446
   Merchandise inventories                                                 58,279         61,269
   Prepaid expenses and other current assets                                3,894          6,129
                                                                      -----------    -----------
Total current assets                                                       71,574         75,804

Property and equipment:
   Leasehold improvements, furniture and fixtures                          30,975         28,718
   Computers and equipment                                                  6,408          6,380
                                                                      -----------    -----------
                                                                           37,383         35,098
Less: accumulated depreciation and amortization                             8,640          6,225
                                                                      -----------    -----------
Net property and equipment                                                 28,743         28,873

Other assets                                                                  505            561
Goodwill, net                                                               4,346          4,598
Reorganization value in excess of amounts allocated to
  identifiable assets, net                                                 13,866         14,748
                                                                      -----------    -----------
Total assets                                                          $   119,034    $   124,584
                                                                      ===========    ===========


                 Liabilities and Stockholders' Equity

Current liabilities:

   Notes payable                                                      $    29,403    $    27,350
   Accounts payable - trade                                                19,409         38,742
   Accounts payable - related party                                        14,335             --
   Other accrued liabilities                                               19,078         18,136
                                                                      -----------    -----------
Total current liabilities                                                  82,225         84,228

Notes payable                                                               2,062          2,089

Stockholders' equity:
   Common stock; $.001 par value; authorized 20,000,000 shares;
      Issued and outstanding, 7,969,185 shares at December 2, 2000,
      5,153,900 at June 2, 2000                                                 8              5
   Additional paid-in capital                                              64,107         49,329
   Deferred compensation                                                     (417)          (834)
   Notes receivable                                                        (2,071)          (512)
   Accumulated deficit                                                    (26,880)        (9,721)
                                                                      -----------    -----------
Total stockholders' equity                                                 34,747         38,267

Total liabilities and stockholders' equity                            $   119,034    $   124,584
                                                                      ===========    ===========



                       See Notes to Financial Statements.

                             SAMUELS JEWELERS, INC.
                            STATEMENTS OF OPERATIONS
                  (amounts in thousands, except per share data)
                                   (unaudited)



                                                 Three Months   Three Months
                                                    Ended         Ended
                                                  December 2,   November 27,
                                                     2000           1999
                                                 -----------    ------------

Net sales                                         $   34,381    $   26,470
Finance and credit insurance fees                         --            74
                                                  ----------    ----------
                                                      34,381        26,544

Costs and expenses:
   Cost of goods sold, buying and occupancy           25,836        16,893
   Selling, general and administrative expenses       16,573        11,907
   Depreciation and amortization                       2,265         1,808
                                                  ----------    ----------
                                                      44,674        30,608

Operating loss                                       (10,293)       (4,064)
Interest expense, net                                    655           455
                                                  ----------    ----------

Net loss                                          $  (10,948)   $   (4,519)
                                                  ==========    ==========

Basic and diluted loss per share                  $    (1.37)   $    (0.89)
                                                  ==========    ==========
Weighted average shares outstanding                    7,966         5,062
                                                  ==========    ==========



                       See Notes to Financial Statements.

                             SAMUELS JEWELERS, INC.
                            STATEMENTS OF OPERATIONS
                  (amounts in thousands, except per share data)
                                   (unaudited)




                                                   Six Months      Six Months
                                                     Ended           Ended
                                                   December 2,    November 27,
                                                      2000             1999
                                                  ------------    ------------


Net sales                                         $     63,912    $     47,601
Finance and credit insurance fees                           --           2,331
                                                  ------------    ------------
                                                        63,912          49,932

Costs and expenses:
   Cost of goods sold, buying and occupancy             46,174          30,979
   Selling, general and administrative expenses         29,627          21,362
   Provision for doubtful accounts                          --             839
   Depreciation and amortization                         3,966           3,151
                                                  ------------    ------------
                                                        79,767          56,331

Operating loss                                         (15,855)         (6,339)
Interest expense, net                                    1,304           1,424
                                                  ------------    ------------

Net loss                                          $    (17,159)   $     (7,823)
                                                  ============    ============


Basic and diluted loss per share                  $      (2.26)   $      (1.55)
                                                  ============    ============
Weighted average shares outstanding                      7,577           5,045
                                                  ============    ============



                       See Notes to Financial Statements.

                             SAMUELS JEWELERS, INC.
                            STATEMENTS OF CASH FLOWS
                             (amounts in thousands)
                                   (unaudited)



                                                               Six Months     Six Months
                                                                 Ended          Ended
                                                               December 2,    November 27,
                                                                  2000           1999
                                                              ------------    ------------

Operating activities:
Net loss                                                      $    (17,159)   $     (7,823)
Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
   Depreciation and amortization                                     3,549           2,734
   Deferred compensation                                               417             417
   Provision for doubtful accounts                                      --             839
Change in operating assets and liabilities:
   Accounts receivable                                                (412)         38,867
   Merchandise inventories                                           2,990         (15,214)
   Prepaid expenses and other current assets                         2,235            (413)
   Other assets                                                         56              14
   Accounts payable - trade                                        (19,333)          9,311
   Accounts payable - related party                                 14,335              --
   Other accrued liabilities                                           942           2,590
                                                              ------------    ------------
Net cash provided by (used in) operating activities                (12,380)         31,322

Investing activities:
Purchase of property and equipment                                  (2,285)         (5,930)
Acquisition of stores                                                   --          (1,274)
                                                              ------------    ------------
Net cash used in investing activities                               (2,285)         (7,204)

Financing activities:
Net borrowings (repayments) under revolving credit facility          2,026         (22,030)
Notes receivable                                                    (1,559)            162
Issuance of common stock                                            14,781              --
                                                              ------------    ------------
Net cash provided by (used in) financing activities                 15,248         (21,868)

Increase in cash                                                       583           2,250

Cash and cash equivalents at beginning of period                     1,960           1,456
                                                              ------------    ------------
Cash and cash equivalents at end of period                    $      2,543    $      3,706
                                                              ============    ============



Supplemental disclosure of cash flow information:

Cash paid during the period for:
   Interest                                                   $      1,308    $      1,517
   Income taxes                                                         --              --
Notes payable issued for acquisition of stores                $         --    $      6,000



                       See Notes to Financial Statements.

                             SAMUELS JEWELERS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

1. HISTORY AND BASIS OF PRESENTATION

HISTORY

Samuels Jewelers, Inc. ("Samuels" or the "Company") operates a national chain of specialty retail jewelry stores located in regional shopping malls, power centers, strip centers and stand-alone stores. The Company sells fine jewelry in a wide range of styles and prices, with a principal emphasis on diamond and gemstone jewelry. As of December 2, 2000, the Company operated 199 retail jewelry stores in 26 states, principally Texas, California, Kentucky, Colorado, Pennsylvania, Ohio, Utah, Arizona and Indiana. The Company also sells jewelry online at Samuels.cc, SamuelsJewelers.com and JewelryLine.com. The Company currently operates under the following four tradenames: "Samuels", "C&H Rauch", "Schubach" and "Samuels Diamonds". Measured by the number of retail locations, the Company is the seventh largest specialty retailer of fine jewelry in the country.

The Company takes its name, "Samuels Jewelers", from a chain of stores founded in 1891 operated in the San Francisco Bay area. Since 1998 the Company has consolidated the number of tradenames under which it operates from fourteen to four and it plans to operate all its stores under either the "Samuels" or "Samuels Diamonds" name within the next two to three years.

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

The financial statements included herein do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation for the interim periods have been included.

Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending June 2, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 3, 2000.

Each fiscal year of the Company ends on the Saturday closest to May 31. The second quarter of Fiscal 2001 consisted of the thirteen weeks ended December 2, 2000. The second quarter of Fiscal 2000 consisted of the thirteen weeks ended November 27, 1999. The six-month period ended December 2, 2000 consisted of the twenty-six weeks then ended. The six-month period ended November 27, 1999 consisted of the twenty-six weeks then ended.

Certain previously reported amounts were reclassified to conform to current year presentations.

2. NOTES PAYABLE

On October 2, 1998, the Company entered into a three-year, $50 million financing agreement with Foothill Capital Corporation as a lender and as agent for a lender group (the "Lenders"). The Lenders committed to make revolving advances to the Company in amounts determined based on a percentage of eligible inventory. The annual rate of interest will be, at the Company's option, (i) 2.25% per annum over the Eurodollar rate or (ii) 0.5% per annum over the bank's prime rate, provided, however, that in no event will the applicable interest rate on any advance be less than 7% per annum. Interest charges are payable monthly. Upon the occurrence and during the continuation of any event of default under the financing agreement, all obligations will bear interest at a per annum rate equal to three percentage points above the otherwise applicable interest rate. As collateral for any and all obligations to the Lenders under the financing agreement, the Company granted a first priority perfected security interest in and to substantially all of its owned or thereafter acquired assets, both tangible and intangible. The financing agreement contains quarterly covenants which include the Company meeting a minimum level of tangible net worth and prohibits the payment of dividends. The Company has entered into five amendments to the Loan and Security Agreement with the Lenders, with the most recent amendment being as of June 2, 2000. These amendments reduced the total commitment under the financing agreement from $50 million to $40 million, allowed for the sale of the Company's credit card accounts, allowed for the acquisition of stores and adjusted some of the covenants required of the Company under this financing agreement.

As of December 2, 2000, the Company had direct borrowings of $27.3 million outstanding under this financing agreement with additional credit available of approximately $5.7 million. The Company suffered an event of default at the time of the completion of the financial statements included in this quarterly report because the Company failed to maintain the required tangible net worth, as defined in the financing agreement, as of the last day of the quarter covered by this report (see Note 7. "Subsequent Events").

In November 1999, the Company acquired C&H Rauch, Inc. ("Rauch"), a 40-store jewelry chain with stores principally located in Kentucky and Ohio. In conjunction with this acquisition, the Company issued three promissory notes due and payable for $2.0 million each in January 2000, 2001 and 2002. These notes have a stated interest rate of 7% per annum with interest due and payable beginning January 15, 2000 and on each successive six-month anniversary thereafter until the notes are paid in full. Upon the occurrence and during the continuation of an event of default under the notes, Samuels' payment obligations may bear interest at a per annum rate of 15%. Samuels may offset its payment obligations under these notes to the extent and in the event any liabilities arise that were not accounted for and not disclosed in the unaudited balance sheet of Rauch as of October 31, 1999. The Company timely paid the promissory note due January 2000. Pursuant to its right of offset, the Company has not made a payment of principal or interest as of the date of this report since January 15, 2000 (see Note 7. "Subsequent Events").

3. ACCOUNTS RECEIVABLE

On August 30, 1999, the Company sold its then existing credit card accounts to World Financial Network National Bank ("WFN") pursuant to an agreement that called for the Company to transfer its approximately $46.8 million outstanding accounts receivable to WFN at face value, less a holdback reserve of approximately $9.4 million to be held by WFN. The Company also entered into a third-party credit program with WFN that generally requires WFN to calculate each month the total amount of receivables outstanding and then retain or pay out, as applicable, an amount such that the holdback reserve is maintained at a constant percentage of receivables outstanding. The holdback reserve is intended to protect WFN against charged-off accounts and will be returned to the Company at the end of the program. The Company has recorded the holdback reserve net of a valuation allowance that reflects management's estimate of losses based on past performance. Under the agreement WFN otherwise pays the Company the proceeds for sales on the credit accounts promptly after the sale. The third-party credit card program has an initial term of five years, but provides the parties the option to extend the agreement beyond such initial term. The Company used the net proceeds of approximately $37.4 million from the sale of its then existing credit card accounts at August 30, 1999 to reduce the balance then outstanding under Samuels' financing agreement with the Lenders. The Company no longer has customer receivables.

Since the sale, WFN has offered credit to Samuels' customers. Sales on the Company's private label credit cards accounted for approximately 38.2% and 37.1% of sales in the second quarter and first six months of Fiscal 2001, respectively, compared to 36.1% and 41.5% for the second quarter and first six months of Fiscal 2000, respectively.

4. SALE OF EQUITY

In July 2000, the Company completed the sale of 2,795,940 shares of its common stock, par value $.001 per share, to several purchasers pursuant to a private offering by the Company. The purchasers of such common stock included funds controlled by DDJ Capital Management, LLC, certain vendors of the Company and directors and officers of the Company. The Company sold the shares at a price of $5.25 per share for an aggregate purchase price of approximately $14.8 million.

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

5. NOTES RECEIVABLE

As part of the purchase of the Company's common stock by certain officers of the Company, the Company permitted each such officer to purchase common stock in return for a combination of a promissory note for up to 90% of such officer's purchase price of the common stock and cash. The notes generally require payment in full by the seventh anniversary of the date of the respective loan of amounts for the purchase price of the common stock, but require mandatory annual prepayments of principal and accrued interest in varying amounts. In connection with the officers' financing of the purchase price for the common stock, the Company adopted a Deferred Compensation Plan whereby eligible employees of the Company may elect, on an annual basis, to have up to 50% of base salary and up to 100% of any bonuses withheld and entered into a book entry account of the Company. The respective officer is permitted to suspend, in the aggregate, the obligation for payment of the mandatory prepayment amounts under the promissory note given in return for the purchase price of the common stock if the withheld amounts under the Deferred Compensation Plan are equal or greater in the aggregate than the aggregate amount of mandatory prepayments that would have been required under such promissory note. As of December 2, 2000, the aggregate outstanding amount under these notes was approximately $1.7 million, which is shown as an offset of stockholders' equity on the balance sheet.

On October 2, 1998, the Company issued 250,000 restricted shares of common stock to certain key executives as part of their employment agreements. These grants vest 25% per year, commencing on the grant date and each of the first three anniversaries thereof. The Company made loans, and agreed to issue more loans as shares vest, to help defray the tax expense of the stock grants. These notes bear interest at the applicable federal short-term rate when issued and are payable in quarterly installments over the stock's three-year vesting schedule. If, however, the executive is employed on the quarterly due date, a bonus in the amount of the principal then due is then payable. The deferred compensation expense is amortized over the remaining vesting period. As of December 2, 2000, the aggregate outstanding amount under these notes was approximately $0.4 million, which is shown as an offset of stockholders' equity on the balance sheet.

6. ACCOUNTS PAYABLE - RELATED PARTY

During the second quarter of Fiscal 2001, certain funds advised by DDJ Capital Management, LLC ("DDJ Capital"), beneficial owner of approximately 49 percent of the Company's outstanding Common Stock, entered into agreements with several of the Company's vendors to purchase accounts receivable, totaling approximately $14.3 million, that are owed to such vendors by the Company. As part of these purchases, the Company agreed and acknowledged the amounts owed under the respective vendor's accounts receivables. DDJ Capital retains all of the rights of the vendors regarding collection of such receivables.

7. SUBSEQUENT EVENTS

Store Closures. Prior to January 12, 2001, the Company closed 13 stores where the leases had expired or were near expiration. Management expects to close an additional 15 under-performing stores during the remainder of the third quarter.

Default Under Financing Agreement. Under the terms of the Company's financing agreement with the Lenders with Foothill Capital Corporation as a lender and agent (see Note 2. "Notes Payable"), the Company suffered an event of default at the time of the completion of the financial statements included in this quarterly report because the Company failed to maintain the required tangible net worth, as defined in the financing agreement, as of the last day of the quarter covered by this report. Upon the occurrence of such event of default, the Lenders under the financing agreement have the right to do the following (in addition to other customary remedies): declare all amounts, including principal and interest, outstanding due and payable; cease providing additional credit; terminate the financing agreement and sell all collateral it holds at either a public or private sale. Many of the Lenders rights only require that a concurrent notice of such action be provided to the Company.

Upon the occurrence and during the continuation of an event of default under the financing agreement, the Company is obliged to pay interest at a rate three percentage points above the otherwise applicable interest rate.

The Company currently is in discussion with its Lenders regarding this event of default.

Inability to Make Payment on Rauch Notes. During any time period in which the Company has suffered an event of default and such event of default is continuing under the financing agreement with Foothill Capital Corporation, the Company is not permitted to make any payments related to the notes issued to Rauch. (See
Note 2. "Notes Payable"). Additionally, its financing agreement requires that the Company have excess availability, after giving effect to the payment on such notes, of $5 million on the date such payment is made and for the thirty-day period preceding such date. Since the Company has suffered an event of default under the financing agreement that is continuing on the date of this report, and has otherwise failed to maintain the required excess availability, the Company is prohibited from making the scheduled payment of principal on the Rauch note due on January 15, 2001 and the interest due on that date on both of the Rauch notes that remain outstanding.

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

OVERVIEW. The following discussion presents information about the financial condition, liquidity and capital resources, and results of operations of the Company as of and for the quarters and six-month periods ended December 2, 2000 and November 27, 1999. This information should be read in conjunction with the audited financial statements of the Company and the notes thereto as reported on the Company's Annual Report on Form 10-K for the fiscal year ended June 3, 2000.

THREE MONTHS ENDED DECEMBER 2, 2000, COMPARED TO THE THREE MONTHS ENDED NOVEMBER 27, 1999

STORE ACTIVITY

The following table sets forth selected store data with respect to the quarters ended December 2, 2000, and November 27, 1999:


                                                 December 2,     November 27,
                                                    2000             1999
                                                ------------     ------------
Number of stores at beginning of quarter ....            198              123
  Acquired during the quarter ...............             --               48
  Opened during the quarter .................              2               10
  Closed during the quarter .................             (1)              --
                                                ------------     ------------
          Total at quarter end ..............            199              181
                                                ============     ============


Percentage increase (decrease) in sales of
  comparable stores .........................            5.1%             4.0%
Average sales per comparable store  (in
thousands) ..................................   $        202     $        195
Private label credit sales mix ..............           38.2%            36.1%
Equivalent store weeks ......................          2,589            1,874
Equivalent weekly average store sales (in
thousands) ..................................   $       13.3     $       14.1


RESULTS OF OPERATIONS

Net sales for the quarter ended December 2, 2000 were $34.4 million, an increase of $7.9 million, or 29.9%, as compared to net sales of $26.5 million for the quarter ended November 27, 1999. Equivalent store weeks were 2,589 for the quarter this year as compared to 1,874 for the quarter last year. Equivalent weekly sales were $13.3 thousand for the quarter ended December 2, 2000 as compared to $14.1 thousand for the quarter ended November 27, 1999. This 6.0% decrease in equivalent weekly sales is primarily due to acquiring stores during Fiscal 2000 with lower average sales volume than those stores already in the Samuels portfolio. Comparable store sales (the 112 stores open for the same period in both the current and preceding year) were $22.7 million during the quarter this year as compared to $21.6 million for the same period last year. This is an increase of $1.1 million, or 5.1%, in comparable store sales. This increase in comparable sales resulted primarily from a 11.6% increase in the average ticket from $284 to $317 and the inclusion of several additional days of the Christmas holiday selling season in the current fiscal year which were not included in the prior year's quarter.

Finance and credit insurance fees are no longer generated by Samuels due to the sale of the credit card accounts to a third party as of August 30, 1999. Revenue from these fees totaled $74.0 thousand during the quarter ended November 27, 1999.

Cost of goods sold, buying and occupancy expenses were $25.8 million for the quarter ended December 2, 2000, as compared to $16.9 million for the same quarter last year. The increase in cost of goods sold, buying and occupancy expenses resulted primarily from the increase in the number of stores in operation as well as a $1.3 million accrual for estimated payments due to vendors (resulting from reconciliation of consigned inventory). Cost of goods sold, buying and occupancy expenses were 75.1% of net sales for the quarter ended December 2, 2000 and 63.8% of net sales for the prior year quarter. The cost of goods sold, buying and occupancy expenses increased as a percentage of sales primarily as a result of a $1.3 million accrual for estimated payments due to vendors and lower margins being obtained on the sale of merchandise due to competitive discounting.

Selling, general and administrative expenses were $16.6 million for the quarter ended December 2, 2000, as compared to $11.9 million in the same quarter last year. The increase was primarily due to the overall increase in the number of stores in operation, the write-off of uncollectable credit card receivables, an increase in costs associated with the private label credit card program, and accrued costs resulting from the Company's reduction of its home office staff. Selling, general and administrative expenses as a percentage of net sales were 48.2% for the quarter ended December 2, 2000 and 45.0% for the quarter ended November 27, 1999. The increase as a percentage of net sales resulted primarily from the items discussed above, but the effect was offset somewhat by the selling, general and administrative expenses being spread over a larger sales volume.

Depreciation and amortization was $2.3 million for the quarter ended December 2, 2000, compared with $1.8 million for the same quarter in the prior year. This increase of $0.5 million, or 25.3% is primarily due to the increase in the number of stores operated by the Company and the amortization of goodwill associated with store acquisitions.

Net interest expense was $0.7 million for the quarter ended December 2, 2000, an increase of $0.2 million, or 44.0%, from $0.5 million for the quarter ended November 27, 1999. This increase is generally due to the fact that there was a larger average loan balance outstanding under Samuels' bank agreement with a higher interest rate in effect during the recent quarter as compared to the same quarter in the previous year, and additional indebtedness outstanding for the Rauch acquisition.

SIX MONTHS ENDED DECEMBER 2, 2000, COMPARED TO THE SIX MONTHS ENDED NOVEMBER 27, 1999

STORE ACTIVITY

The following table sets forth selected store data with respect to the six months ended December 2, 2000, and November 27, 1999:


                                                 December 2,     November 27,
                                                    2000            1999
                                                 -----------     -----------
Number of stores at beginning of period ......           198             116
  Acquired during the period .................            --              54
  Opened during the period ...................             4              12
  Closed during the period ...................            (3)             (1)
                                                 -----------     -----------
          Total at period end ................           199             181
                                                 ===========     ===========

Percentage increase (decrease) in sales of
  Comparable stores ..........................           0.7%            3.5%
Average sales per comparable store (in
thousands) ...................................   $       379     $       381
Private label credit sales mix ...............          37.1%           41.5%
Equivalent store weeks .......................         5,165           3,397
Equivalent weekly average store sales (in
thousands) ...................................   $      12.4     $      14.0


RESULTS OF OPERATIONS

Net sales for the six months ended December 2, 2000 were $63.9 million, an increase of $16.3 million, or 34.3%, as compared to net sales of $47.6 million for the six months ended November 27, 1999. Equivalent store weeks were 5,165 for the six months this year as compared to 3,397 for the six-month period last year. Equivalent weekly sales were $12.4 thousand for the six months ended December 2, 2000, as compared to $14.0 thousand for the six months ended November 27, 1999. This 11.7% decrease in equivalent weekly sales is primarily due to acquiring stores with lower average sales volume than those stores already in the Samuels portfolio. Comparable store sales (the 112 stores open for the same period in both the current and preceding year) were $42.2 million during the six-month period in Fiscal 2001 as compared to $42.1 million for the same period in Fiscal 2000. This is an increase of $0.3 million, or 0.7%, in comparable store sales. This increase in comparable sales resulted primarily from an 8.4% increase in the average ticket from $283 to $307 and the inclusion of several additional days of the Christmas holiday selling season in the six-month period for the current fiscal year which were not included in the prior year.

Finance and credit insurance fees are no longer generated by Samuels due to the sale of the credit card accounts to a third party as of August 30, 1999. Revenue from these fees totaled $2.3 million during the six months ended November 27, 1999.

Cost of goods sold, buying and occupancy expenses were $46.2 million for the six months ended December 2, 2000, as compared to $31.0 million for the same period last year. The increase in cost of goods sold, buying and occupancy expenses resulted primarily from the increase in the number of stores in operation as well as a $1.3 million accrual for estimated payments due to vendors (resulting from reconciliation of consigned inventory). Cost of goods sold, buying and occupancy expenses were 72.2% of net sales for the six months ended December 2, 2000 and 65.1% of net sales for the prior year period. The cost of goods sold, buying and occupancy expenses increased as a percentage of sales primarily as a result of a $1.3 million accrual for estimated payments due to vendors and lower margins being obtained on the sale of merchandise due to competitive discounting.

Selling, general and administrative expenses were $29.6 million for the six months ended December 2, 2000, as compared to $21.4 million in the same period last year. The increase was primarily due to the overall increase in the number of stores in operation, the write-off of uncollectable credit card receivables, an increase in costs associated with the Company's private label credit card program, and accrued costs resulting from the Company's reduction of its home office staff. Selling, general and administrative expenses as a percentage of net sales were 46.4% for the period ended December 2, 2000 and 44.9% for the six months ended November 27, 1999. The increase as a percentage of net sales resulted primarily from the charges discussed above, which were offset somewhat by the selling, general and administrative expenses being spread over a larger sales volume.

The provision for doubtful accounts is no longer being recorded because Samuels' credit card accounts were sold on August 30, 1999. For the six months ended November 27, 1999, the provision for doubtful accounts was $0.8 million

Depreciation and amortization was $4.0 million for the six months ended December 2, 2000, compared with $3.2 million for the same period in the prior year. This increase of $0.8 million, or 25.9%, is primarily due to the increase in the number of stores operated by the Company and additional amortization related to store acquisitions.

Net interest expense was $1.3 million for the six months ended December 2, 2000, a decrease of $0.1 million, or 8.4%, from $1.4 million for the six months ended November 27, 1999. This reduction is generally due to the fact that the proceeds from the sale of Samuels' existing credit card accounts were used to reduce the amounts outstanding under Samuels' bank agreement. The effects of the reduction, however, were offset by additional indebtedness incurred by the Company to acquire stores and increase inventory levels and by higher interest rates.

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

During the second quarter of Fiscal 2001, certain funds advised by DDJ Capital Management, LLC ("DDJ Capital"), beneficial owner of approximately 49 percent of the Company's outstanding Common Stock, entered into agreements with several of the Company's vendors to purchase accounts receivable, totaling approximately $14.3 million, that are owed to such vendors by the Company. DDJ Capital retains all of the rights of the vendors regarding collection of such receivables.

As of December 2, 2000, owned inventory was $58.3 million as compared to $61.3 million as of June 3, 2000.

The Company reported cash flow used in operating activities of $12.4 million for the six months ended December 2, 2000, as compared to cash flow provided by operating activities of $31.3 million for the comparable period last year. The change in the use of cash flow in operating activities is primarily due to the sales of the Company's existing credit card accounts during Fiscal 2000 which produced net proceeds of $37.4 million, an increase in inventory levels during Fiscal 2000 associated with store acquisitions, an increase in accounts payable during Fiscal 2000 associated with store acquisitions, and the funding of additional net operating losses during Fiscal 2001.

The Company acquired $2.3 million in property and equipment during the six-month period, consisting mostly of leasehold improvements associated with the opening of four new stores and minor remodeling of existing stores.

The Company had cash and cash equivalents of $2.5 million as of December 2, 2000, as compared to $2.0 million as of June 3, 2000.

The Company expects to close 28 under-performing stores in the third quarter, comprised of 13 stores where the leases have expired or are near expiration, and 15 stores where early termination of the leases was negotiated with the respective landlords. The transfer of inventory from these closed stores will reduce required purchases during the third quarter for the remaining stores.

FINANCING TRANSACTIONS. On October 2, 1998, the Company entered into a three-year, $50 million financing agreement with Foothill Capital Corporation as a lender and as agent for a lender group (the "Lenders"). The Lenders committed to make revolving advances to the Company in amounts determined based on a percentage of eligible inventory. The annual rate of interest will be, at the Company's option, (i) 2.25% per annum over the Eurodollar rate or (ii) 0.5% per annum over the bank's prime rate, provided, however, that in no event will the applicable interest rate on any advance be less than 7% per annum. Interest charges are payable monthly. Upon the occurrence and during the continuation of any event of default under the financing agreement, all obligations will bear interest at a per annum rate equal to three percentage points above the otherwise applicable interest rate. As collateral for any and all obligations to the Lenders under the financing agreement, the Company granted a first priority perfected security interest in and to substantially all of its owned or thereafter acquired assets, both tangible and intangible. The financing agreement contains quarterly covenants which include the Company meeting a minimum level of tangible net worth and prohibits the payment of dividends. The Company has entered into five amendments to the Loan and Security Agreement with the Lenders, with the most recent being as of June 2, 2000. These amendments reduced the total commitment under the financing agreement from $50 million to $40 million, allowed for the sale of the Company's credit card accounts, allowed for the acquisition of stores and adjusted some of the covenants required of the Company under this financing agreement.

As of December 2, 2000, the Company had direct borrowings of $27.3 million outstanding with additional credit available of approximately $5.7 million.

Under the terms of the Company's financing agreement, the Company suffered an event of default at the time of the completion of the financial statements included in this quarterly report because the Company failed to maintain the required tangible net worth, as defined in the financing agreement, as of the last day of the quarter covered by this report. Upon the occurrence of such event of default, the Lenders under the financing agreement have the right to do the following (in addition to other customary remedies): declare all amounts, including, principal and interest, outstanding due and payable; cease providing additional credit; terminate the financing agreement and sell all collateral it holds at either a public or private sale. Many of the Lenders' rights only require that a concurrent notice of such action be provided to the Company.

Upon the occurrence and during the continuation of an event of default under the financing agreement, the Company is obligated to pay interest at a rate three percentage points higher above the otherwise applicable interest rate.

The Company is currently in discussion with its Lenders regarding this event of default, which is continuing as of the date of this report.

In November 1999, the Company acquired C&H Rauch, Inc. ("Rauch"), a 40-store jewelry chain with stores principally located in Kentucky and Ohio. In conjunction with this acquisition, the Company issued three promissory notes due and payable for $2.0 million each in January 2000, 2001 and 2002. These notes have a stated interest rate of 7% per annum with interest due and payable beginning January 15, 2000 and on each successive six-month anniversary thereafter until the notes are paid in full. Upon the occurrence and during the continuation of an event of default under the notes, Samuels' payment obligations may bear interest at a per annum rate of 15%. Samuels may offset its payment obligations under these notes to the extent and in the event any liabilities arise that were not accounted for and not disclosed in the unaudited balance sheet of Rauch as of October 31, 1999.

The Company timely paid the promissory note due January 2000. Pursuant to its right of offset, the Company has not made a payment of principal or interest as of the date of this report since January 15, 2000.

During any time period in which the Company has suffered an event of default and such event of default is continuing under the financing agreement with Foothill Capital Corporation, the Company is not permitted to make any payments related to the notes issued to Rauch. Additionally, its financing agreement requires that the Company have excess availability, after giving effect to the payment on such notes, of $5 million on the date such payment is made and for the thirty-day period preceding such date. Since the Company has suffered an event of default under the financing agreement that is continuing on the date of this report, and has otherwise failed to maintain the required excess availability, the Company is prohibited from making the scheduled payment of principal on the note due January 15, 2001 and the interest due on that date on both of the notes that remain outstanding.

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

Since the sale, WFN has offered credit to Samuels' customers. Receivables from the Company's private label credit cards are held and owned by WFN, subject to the above-described terms. As of December 2, 2000, the holdback reserve, net of a valuation allowance of $3.7 million, was $6.1 million.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to market risk in the form of interest rate risk. As of December 2, 2000, the Company had $27.3 million outstanding under its revolving line of credit. This revolving line is priced with a variable rate based on LIBOR or a base rate plus, in each case, an applicable margin. See "Note 2. Notes Payable". An increase or decrease in interest rates would affect the interest costs relating this revolving line of credit. The Company has no interest rate swaps or other hedging facilities relating to its revolving line of credit.

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

Item 2. Changes in Securities and Use of Proceeds

         Not Applicable.

Item 3. Defaults Upon Senior Securities

         Under the terms of the Company's financing agreement, the Company suffered an event of default at the time of the completion of the financial statements included in this quarterly report because the Company failed to maintain the required tangible net worth, as defined in the financing agreement, as of the last day of the quarter covered by this report. Upon the occurrence of such event of default, the Lenders under the financing agreement have the right to do the following (in addition to other customary remedies): declare all amounts, including, principal and interest, outstanding due and payable, cease providing additional credit, terminate the financing agreement and sell all collateral it holds at either a public or private sale. Many of the Lenders rights only require that a concurrent notice of such action be provided to the Company.

         Upon the occurrence and during the continuation of an event of default under the financing agreement, the Company is obligated to pay interest at a rate three percentage points higher above the otherwise applicable interest rate.

Item 4. Submission of Matters to a Vote of Security Holders

         The Company held its annual meeting of stockholders on November 6, 2000. Proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. At the meeting, Samuels' stockholders voted on the election of directors and the ratification of its appointment of certified public accountants.

         The stockholders elected David B. Barr, David J. Breazzano, David H. Eisenberg, Wendy T. Landon, Randy N. McCullough and Jerry Winston to serve until the 2001 annual meeting of stockholders. The votes for the election of such directors was as follows:


                                                           Votes          Abstentions or
                  Name                   Votes For        Against           Non-Votes
         ---------------------------    ------------     ----------     ----------------

         David B. Barr                   4,730,817           0               822,305
         David J. Breazzano              4,730,817           0               822,305
         David H. Eisenberg              4,730,817           0               822,305
         Wendy T. Landon                 4,730,817           0               822,305
         Randy N. McCullough             4,730,817           0               822,305
         Jerry Winston                   4,730,817           0               822,305


         The stockholders of the Company voted on and approved the ratification of the appointment of certified public accountants with 5,550,422 votes cast for ratification, no votes against ratification and 2,700 non-votes or abstaining.

Item 5. Other Information

Not Applicable.


Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits:

         Exhibit    Description

           3.1      Certificate of Incorporation of Samuels Jewelers, Inc. (1)

           3.2      By-Laws of Samuels Jewelers, Inc. (1)

        (1) Incorporated by reference to the Company's Current Report on Form 8-K filed October 6, 1998.

     (b) Reports on Form 8-K:

         The Company filed a Report on Form 8-K on November 21, 2000 that incorporated by reference in their entirety two press releases issued by the Company on November 17, 2000. One press release disclosed the Company's October sales results, and the other disclosed the Company's commencement of a search for a new chief financial officer.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      SAMUELS JEWELERS, INC.



January 16, 2001                      By:  /s/ RANDY N. MCCULLOUGH
                                           -------------------------------------
                                           Randy N. McCullough
                                           President and Chief Executive Officer



January 16, 2001                      By:  /s/ ROBERT J. HERMAN
                                           -------------------------------------
                                              Robert J. Herman
                                              Vice President--Finance
                                              (Principal Accounting Officer)

                                  EXHIBIT INDEX


EXHIBIT
NUMBER             DESCRIPTION

 3.1               Certificate of Incorporation of Samuels Jewelers, Inc. (1)

 3.2               By-Laws of Samuels Jewelers, Inc. (1)


          (1) Incorporated by reference to the Company's Current Report on Form 8-K filed October 6, 1998.