Form 10-Q
period 2001-03-03
SAMUELS JEWELERS INC
filed 2001-04-17
CIK 790360

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT to SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


  For the quarterly period ended March 3, 2001. Commission File Number 0-15017


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

       As of April 13, 2001, the Registrant had 7,969,185 shares of common stock, par value $.001 per share, outstanding.

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

ITEM 1.
PART I
                             SAMUELS JEWELERS, INC.
                                 BALANCE SHEETS
                    (amounts in thousands, except share data)

                                                                    March 3,     June 3,
                                                                      2001        2000
                                                                   ---------    ----------
                                Assets                             (unaudited)
Current assets:
   Cash and cash equivalents                                       $     746    $   1,960
   Accounts receivable, net                                            6,556        6,446
   Merchandise inventories                                            50,032       61,269
   Prepaid expenses and other current assets                           4,253        6,129
                                                                   ---------    ---------
Total current assets                                                  61,587       75,804

Property and equipment:
   Leasehold improvements, furniture and fixtures                     28,334       28,718
   Computers and equipment                                             6,441        6,380
                                                                   ---------    ---------
                                                                      34,775       35,098
Less: accumulated depreciation and amortization                        8,418        6,225
                                                                   ---------    ---------
Net property and equipment                                            26,357       28,873

Other assets                                                             474          561
Goodwill, net                                                          4,220        4,598
Reorganization value in excess of amounts allocated to
  identifiable assets, net                                            13,425       14,748
                                                                   ---------    ---------

Total assets                                                       $ 106,063    $ 124,584
                                                                   =========    =========

                 Liabilities and Stockholders' Equity
Current liabilities:
   Notes payable                                                   $  21,311    $  27,350
   Accounts payable - trade                                           16,906       38,742
   Accounts payable - related party                                   14,335           --
   Other accrued liabilities                                          16,650       18,136
                                                                   ---------    ---------
Total current liabilities                                             69,202       84,228

Notes payable                                                             52        2,089

Stockholders' equity:
   Common stock; $.001 par value; authorized 20,000,000 shares;
      Issued and outstanding, 7,969,185 shares at March 3, 2001,
      5,153,900 at June 2, 2000                                            8            5
   Additional paid-in capital                                         64,107       49,329
   Deferred compensation                                                (417)        (834)
   Notes receivable                                                   (2,010)        (512)
   Accumulated deficit                                               (24,879)      (9,721)
                                                                   ---------    ---------
Total stockholders' equity                                            36,809       38,267
                                                                   ---------    ---------

Total liabilities and stockholders' equity                         $ 106,063    $ 124,584
                                                                   =========    =========


                       See Notes to Financial Statements.

                             SAMUELS JEWELERS, INC.
                            STATEMENTS OF OPERATIONS
                  (amounts in thousands, except per share data)
                                   (unaudited)

                                                Three Months   Three Months
                                                   Ended          Ended
                                                  March 3,     February 26,
                                                   2001           2000
                                                -----------    ------------
Net sales                                         $57,359        $73,302

Costs and expenses:
   Cost of goods sold, buying and occupancy        35,404         42,015
   Selling, general and administrative expenses    17,507         20,504
   Depreciation and amortization                    1,926          1,610
                                                  -------        -------
                                                   54,837         64,129

Operating income                                    2,522          9,173
Interest expense, net                                 521            522
                                                  -------        -------

Net income                                        $ 2,001        $ 8,651
                                                  =======        =======

Earnings per share :
    Basic:
       Net income                                 $   .25        $  1.70
                                                  =======        =======
       Weighted average shares outstanding          7,969          5,080
                                                  =======        =======

    Diluted:
       Net income                                 $   .25        $  1.68
                                                  =======        =======
       Weighted average shares outstanding          7,969          5,155
                                                  =======        =======


                       See Notes to Financial Statements.

                             SAMUELS JEWELERS, INC.
                            STATEMENTS OF OPERATIONS
                  (amounts in thousands, except per share data)
                                   (unaudited)

                                                 Nine Months  Nine Months
                                                    Ended        Ended
                                                   March 3,   February 26,
                                                    2001         2000
                                                 -----------  -----------
Net sales                                         $ 121,271    $120,903
Finance and credit insurance fees                        --       2,331
                                                  ---------    --------
                                                    121,271     123,234

Costs and expenses:
   Cost of goods sold, buying and occupancy          81,577      73,411
   Selling, general and administrative expenses      47,134      41,449
   Provision for doubtful accounts                       --         839
   Depreciation and amortization                      5,893       4,761
                                                  ---------    --------
                                                    134,604     120,460

Operating income (loss)                             (13,333)      2,774
Interest expense, net                                 1,825       1,946
                                                  ---------    --------

Net income (loss)                                 $ (15,158)   $    828
                                                  =========    ========

Earnings (loss) per share : Basic:
        Net income (loss)                         $   (1.97)   $    .16
                                                  =========    ========
        Weighted average shares outstanding           7,708       5,057
                                                  =========    ========

     Diluted:
        Net income (loss)                         $   (1.97)   $    .16
                                                  =========    ========
        Weighted average shares outstanding           7,708       5,119
                                                  =========    ========


                       See Notes to Financial Statements.

                             SAMUELS JEWELERS, INC.
                            STATEMENTS OF CASH FLOWS
                             (amounts in thousands)
                                   (unaudited)

                                                                   Nine Months  Nine Months
                                                                      Ended        Ended
                                                                     March 3,   February 26,
                                                                      2001         2000
                                                                   -----------  -----------
Operating activities:
Net income (loss)                                                    $(15,158)   $    828
Adjustments to reconcile net income (loss) to net cash provided by
   (used in) operating activities:
   Depreciation and amortization                                        5,476       4,347
   Loss on disposal of assets                                           1,267          --
   Deferred compensation                                                  417         417
   Provision for doubtful accounts                                         --         839
Change in operating assets and liabilities:
   Accounts receivable                                                   (110)     37,718
   Merchandise inventories                                             11,237     (12,599)
   Prepaid expenses and other current assets                            1,876      (1,131)
   Other assets                                                            87          32
   Accounts payable - trade                                           (21,836)      8,943
   Accounts payable - related party                                    14,335          --
   Other accrued liabilities                                           (1,486)      1,289
                                                                     --------    --------
Net cash provided by (used in) operating activities                    (3,895)     40,683

Investing activities:
Purchase of property and equipment                                     (2,526)    (10,736)
Acquisition of stores                                                      --      (3,274)
                                                                     --------    --------
Net cash used in investing activities                                  (2,526)    (14,010)

Financing activities:
Net repayments under revolving credit facility                         (8,076)    (26,069)
Notes receivable                                                       (1,498)        247
Issuance of common stock                                               14,781          --
                                                                     --------    --------
Net cash provided by (used in) financing activities                     5,207     (25,822)

Increase (decrease) in cash                                            (1,214)        851

Cash and cash equivalents at beginning of period                        1,960       1,456
                                                                     --------    --------
Cash and cash equivalents at end of period                           $    746    $  2,307
                                                                     ========    ========

Supplemental disclosure of cash flow information:

Cash paid during the period for:
   Interest                                                          $  1,831    $  2,012
   Income taxes                                                            --           9
Notes payable issued for acquisition of stores                       $     --    $  4,000


                       See Notes to Financial Statements.

                             SAMUELS JEWELERS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

1.       HISTORY AND BASIS OF PRESENTATION

HISTORY

Samuels Jewelers, Inc. ("Samuels" or the "Company") operates a national chain of specialty retail jewelry stores located in regional shopping malls, power centers, strip centers and stand-alone stores. The Company sells fine jewelry in a wide range of styles and prices, with a principal emphasis on diamond and gemstone jewelry. As of March 3, 2001, the Company operated 170 retail jewelry stores in 25 states, principally Texas, California, Kentucky, Colorado, Ohio, Utah, Arizona and Indiana. The Company also sells jewelry online at Samuels.cc, SamuelsJewelers.com and JewelryLine.com. The Company currently operates under the following four tradenames: "Samuels", "C&H Rauch", "Schubach" and "Samuels Diamonds".

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

Each fiscal year of the Company ends on the Saturday closest to May 31. The third quarter of Fiscal 2001 consisted of the thirteen weeks ended March 3, 2001. The third quarter of Fiscal 2000 consisted of the thirteen weeks ended February 26, 2000. The nine-month period ended March 3, 2001 consisted of the thirty-nine weeks then ended. The nine-month period ended February 26, 2000 consisted of the thirty-nine weeks then ended.

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

As of March 3, 2001, the Company had direct borrowings of $17.3 million outstanding under this financing agreement with additional credit available of approximately $4.4 million.

Default Under Financing Agreement. Under the terms of the Company's financing agreement, with the Lenders with Foothill Capital Corporation as a lender and agent, the Company suffered an event of default at the time of the completion of the financial statements for the thirteen weeks ended December 2, 2000 as a result of the Company's tangible net worth falling below the level required in the financing agreement as of the last day of the quarter covered by that report. Upon the occurrence of such event of default, the Lenders under the financing agreement have the right to do the following (in addition to other customary remedies): declare all amounts, including principal and interest, outstanding due and payable; cease providing additional credit; terminate the financing agreement, and sell all collateral it holds at either a public or private sale; require the Company to pay interest at a rate three percentage points above the otherwise applicable interest rate. Many of the Lenders rights only require that a concurrent notice of such action be provided to the Company.

The Company currently is in discussion with its Lenders regarding this event of default and has not received a notice from the Lenders regarding the Lenders' exercise of rights under the financing agreement.

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

Inability to Make Payment on Rauch Notes. During any time period in which the Company has suffered an event of default and such event of default is continuing under the financing agreement with Foothill Capital Corporation, the Company is not permitted to make any payments related to the notes issued to Rauch. Additionally, its financing agreement requires that the Company have excess availability, after giving effect to the payment on such notes, of $5 million on the date such payment is made and for the thirty-day period preceding such date. Since the Company has suffered an event of default under the financing agreement that is continuing on the date of this report, and additionally did not maintain the required excess availability, the Company was and continues to be prohibited from making the scheduled payment of principal on the Rauch note due on January 15, 2001 and the interest due on that date on both of the Rauch notes that remain outstanding.

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

Since the sale, WFN has offered credit to Samuels' customers. Sales on the Company's private label credit cards accounted for approximately 28.5% and 33.0% of sales in the third quarter and first nine months of Fiscal 2001, respectively, compared to 26.0% and 32.1% for the third quarter and first nine months of Fiscal 2000, respectively.

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

The Company conducted the private offering and sold the 2,795,940 shares under an exemption from registration of such shares under the Securities Act of 1933, as amended (the "Securities Act"), provided in Section 4(2) of the Securities Act and pursuant to Rule 506 under Regulation D of the Securities Act. Such exemption was available to the Company because it was primarily made available only to "accredited investors", as such term is defined under Section 502 of the Securities Act. As part of the purchase agreements for such sales of common stock, the Company agreed to register such stock under the Securities Act of 1933, as amended, for resale pursuant to a shelf registration statement. The Company filed an S-2 registration statement on December 29, 2000 for the registration of such stock but such registration statement has not been declared effective.

5.     NOTES RECEIVABLE

As part of the purchase of the Company's common stock by certain officers of the Company, the Company permitted each such officer to purchase common stock in return for a combination of a promissory note for up to 90% of such officer's purchase price of the common stock and cash. The notes generally require payment in full by the seventh anniversary of the date of the respective loan of amounts for the purchase price of the common stock, but require mandatory annual prepayments of principal and accrued interest in varying amounts. In connection with the officers' financing of the purchase price for the common stock, the Company adopted a Deferred Compensation Plan whereby eligible employees of the Company may elect, on an annual basis, to have up to 50% of base salary and up to 100% of any bonuses withheld and entered into a book entry account of the Company. The respective officer is permitted to suspend, in the aggregate, the obligation for payment of the mandatory prepayment amounts under the promissory note given in return for the purchase price of the common stock if the withheld amounts under the Deferred Compensation Plan are equal or greater in the aggregate than the aggregate amount of mandatory prepayments that would have been required under such promissory note. As of March 3, 2001, the aggregate outstanding amount under these notes was approximately $1.7 million, which is shown as an offset of stockholders' equity on the balance sheet.

On October 2, 1998, the Company issued 250,000 restricted shares of common stock to certain key executives as part of their employment agreements. These grants vest 25% per year, commencing on the grant date and each of the first three anniversaries thereof. The Company made loans, and agreed to issue more loans as shares vest, to help defray the tax expense of the stock grants. These notes bear interest at the applicable federal short-term rate when issued and are payable in quarterly installments over the stock's three-year vesting schedule. If, however, the executive is employed on the quarterly due date, a bonus in the amount of the principal then due is then payable. The deferred compensation expense is amortized over the remaining vesting period. As of March 3, 2001, the aggregate outstanding amount under these notes was approximately $0.4 million, which is shown as an offset of stockholders' equity on the balance sheet.

6.     ACCOUNTS PAYABLE - RELATED PARTY

During the second quarter of Fiscal 2001, certain funds advised by DDJ Capital Management, LLC ("DDJ Capital"), beneficial owner of approximately 49 percent of the Company's outstanding Common Stock, entered into agreements with several of the Company's vendors to purchase accounts receivable, totaling approximately $14.3 million at a discount, that were owed to such vendors by the Company. As part of these purchases, the Company agreed and acknowledged the amounts owed under the respective vendor's accounts receivables. DDJ Capital retains all of the rights of the vendors regarding collection of such receivables.

7.     STORE CLOSURES

During the three month period ended March 3, 2001 as part of its repositioning strategy the Company closed 29 under-performing stores. Subsequent to March 3, 2001 the Company closed 2 under-performing stores. As a result of these closures the Company recorded approximately $1.6 million in expenses including the write-off of assets and payments made to landlords for lease terminations. Amounts associated with these closures are included in selling, general and administrative expenses for the quarter ended March 3, 2001.

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

OVERVIEW. The following discussion presents information about the financial condition, liquidity and capital resources, and results of operations of the Company as of and for the quarters and nine-month periods ended March 3, 2001 and February 26, 2000. This information should be read in conjunction with the audited financial statements of the Company and the notes thereto as reported on the Company's Annual Report on Form 10-K for the fiscal year ended June 3, 2000.

THREE MONTHS ENDED MARCH 3, 2001, COMPARED TO THE THREE MONTHS ENDED FEBRUARY 26, 2000

STORE ACTIVITY

The following table sets forth selected store data with respect to the quarters ended March 3, 2001, and February 26, 2000:

                                                             March 3,  February 26,
                                                              2001        2000
                                                            ---------  -----------
Number of stores at beginning of quarter ..................      199        181
  Acquired during the quarter .............................       --         14
  Opened during the quarter ...............................       --          3
  Closed during the quarter ...............................      (29)        --
                                                             -------     ------
          Total at quarter end ............................      170        198
                                                             =======     ======

Percentage increase (decrease) in sales of
  Comparable stores .......................................    (18.2)%     14.3%
Average sales per comparable store (in thousands) .........  $   344     $  405
Private label credit sales mix ............................     28.5%      26.0%
Equivalent store weeks ....................................    2,382      2,436
Equivalent weekly average store sales (in thousands) ......  $  24.1     $ 30.1

RESULTS OF OPERATIONS

Net sales for the quarter ended March 3, 2001 decreased $15.9 million to $57.4 million, a decrease of 21.7% compared to net sales for the quarter ended February 26, 2000. The decrease in net sales resulted primarily from sales for the first week of calendar December being included in the second quarter this year as compared to being included in the third quarter last year. Equivalent store weeks were 2,382 for the quarter this year as compared to 2,436 for the quarter last year. Equivalent weekly sales were $24.1 thousand for the quarter ended March 3, 2001 as compared to $30.1 thousand for the quarter ended February 26, 2000. This 19.9% decrease in equivalent weekly sales resulted primarily from sales for the first week of calendar December being included in the second quarter this year as compared to being included in the third quarter last year. Additionally, the Company experienced lower annual sales volume in those stores acquired last year than those stores already in the Samuels portfolio. Comparable store sales (the 105 stores open for the same period in both the current and preceding year) were $36.1 million during the quarter this year as compared to $44.2 million for the same period last year. The 18.2% decrease in comparable store sales resulted primarily from the shift in the Company's retail calendar providing fewer days in the Christmas selling season as compared to the same period last year and an overall softening in retail sales.

Cost of goods sold, buying and occupancy expenses were $35.4 million, or 61.7% of net sales, for the quarter ended March 3, 2001, as compared to $42.0 million, or 57.3% of net sales for the same quarter last year. The decrease in cost of goods sold, buying and occupancy expenses resulted primarily from lower sales volume. The increase as a percentage of net sales resulted primarily from lower margins obtained on the sale of merchandise due to competitive discounting.

Selling, general and administrative expenses were $17.5 million, or 38.9% of net sales, for the quarter ended March 3, 2001, as compared to $20.5 million, or 34.3% of net sales, in the same quarter last year. This decrease was primarily due to the Company's implementation of its repositioning strategy (which included a reduction in staff at the corporate office, reduction in store payrolls and the closure of 29 under-performing stores) to reduce selling, general and administrative expenses and increase store profitability. These savings were offset by costs incurred to close unprofitable stores.

Depreciation and amortization was $1.9 million for the quarter ended March 3, 2001, compared with $1.6 million for the same quarter in the prior year. This increase of $0.3 million, or 18.8%, resulted from the acquisition of stores and capital improvements made to stores last fiscal year.

Net interest expense was $0.5 million for the quarter ended March 3, 2001 as compared to $0.5 million for the quarter ended February 26, 2000.

NINE MONTHS ENDED MARCH 3, 2001, COMPARED TO THE NINE MONTHS ENDED FEBRUARY 26, 2000

STORE ACTIVITY

The following table sets forth selected store data with respect to the nine months ended March 3, 2001, and February 26, 2000:

                                                                 March 3,   February 26,
                                                                   2001        2000
                                                                ---------  -------------
Number of stores at beginning of period ......................       198         116
  Acquired during the period .................................        --          68
  Opened during the period ...................................         4          15
  Closed during the period ...................................       (32)         (1)
                                                                 -------     -------
          Total at period end ................................       170         198
                                                                 =======     =======

Percentage increase (decrease) in sales of
  Comparable stores ..........................................      (8.9)%       5.3%
Average sales per comparable store (in thousands) ............   $   731     $   803
Private label credit sales mix ...............................      33.0%       32.1%
Equivalent store weeks .......................................     7,547       5,833
Equivalent weekly average store sales (in thousands) .........   $  16.1     $  20.7

RESULTS OF OPERATIONS

Net sales for the nine months ended March 3, 2001 were $121.3 million, an increase of $.4 million as compared to net sales of $120.9 million for the nine months ended February 26, 2000. The net sales increase resulted primarily from an increase in sales from new and acquired stores added during the last twelve months. Equivalent store weeks were 7,547 for the nine months this year as compared to 5,833 for the nine-month period last year. Equivalent weekly sales were $16.1 for the nine months ended March 3, 2001, as compared to $20.7 for the nine months ended February 26, 2000. Comparable store sales (the 105 stores open for the same period in both the current and preceding year) were $76.8 million during the nine-month period in Fiscal 2001 as compared to $84.3 million for the same period in Fiscal 2000. This 8.9% decrease in comparable store sales resulted primarily from the soft Christmas selling season.

Finance and credit insurance fees are no longer generated by Samuels due to the sale of the credit card accounts to a third party as of August 30, 1999. Revenue from these fees totaled $2.3 million during the nine months ended February 26, 2000.

Cost of goods sold, buying and occupancy expenses were $81.6 million, or 67.3% of net sales, for the nine months ended March 3, 2001, as compared to $73.4 million, or 60.7% of net sales, for the same period last year. The increase resulted primarily from competitive discounting during the soft Christmas selling season, the increase in occupancy expenses due to the increase in the number of stores in operation as well as an accrual of $1.6 million for estimated payments due to vendors (resulting from reconciliation in progress of consigned inventory).

Selling, general and administrative expenses were $47.1 million for the nine months ended March 3, 2001, as compared to $41.4 million in the same period last year. The increase was primarily due to the overall increase in the number of stores in operation, the write-off of uncollectable credit card receivables, an increase in costs associated with the Company's private label credit card program, and accrued costs resulting from the Company's reduction of its home office staff. Selling, general and administrative expenses as a percentage of net sales were 38.9% for the period ended March 3, 2001 and 34.3% for the nine months ended February 26, 2000. The increase as a percentage of net sales resulted primarily from the charges discussed above, which were offset somewhat by the selling, general and administrative expenses being spread over a larger sales volume.

The provision for doubtful accounts is no longer being recorded because Samuels' credit card accounts were sold on August 30, 1999. Expenses associated with the administration of the Company's private label credit card operations are recorded as a component of selling, general and administrative expenses subsequent to the sale. For the nine months ended February 26, 2000, the provision for doubtful accounts was $0.8 million

Depreciation and amortization was $5.9 million for the nine months ended March 3, 2001, compared with $4.8 million for the same period in the prior year. This increase of $1.1 million, or 22.9%, is primarily due to the increase in the number of stores operated by the Company and the amortization of goodwill related to acquisitions.

Net interest expense was $1.8 million for the nine months ended March 3, 2001, a decrease of $0.1 million, or 5.3%, from $1.9 million for the nine months ended February 26, 2000. This reduction is generally due to the fact that the proceeds from the sale of Samuels' existing credit card accounts were used to reduce the amounts outstanding under Samuels' bank agreement. The effects of the reduction, however, were offset by additional indebtedness incurred by the Company to acquire stores and increase inventory levels and by higher interest rates.

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

As of March 3, 2001, owned inventory was $50.0 million as compared to $61.3 million as of June 3, 2000.

The Company reported cash flow used in operating activities of $3.9 million for the nine months ended March 3, 2001, as compared to cash flow provided by operating activities of $40.7 million for the comparable period last year. The change in the use of cash flow in operating activities is primarily due to the sales of the Company's existing credit card accounts during Fiscal 2000 which produced net proceeds of $37.4 million, an increase in inventory levels during Fiscal 2000 associated with store acquisitions, an increase in accounts payable during Fiscal 2000 associated with store acquisitions, and the funding of additional net operating losses during Fiscal 2001.

The Company acquired $2.5 million in property and equipment during the nine-month period, consisting mostly of leasehold improvements associated with the opening of four new stores and minor remodeling of existing stores.

The Company had cash and cash equivalents of $.7 million as of March 3, 2001, as compared to $2.0 million as of June 3, 2000.

During the second quarter of Fiscal 2001, certain funds advised by DDJ Capital Management, LLC ("DDJ Capital"), beneficial owner of approximately 49 percent of the Company's outstanding Common Stock, entered into agreements with several of the Company's vendors to purchase accounts receivable, totaling approximately $14.3 million at a discount, that are owed to such vendors by the Company. DDJ Capital retains all of the rights of the vendors regarding collection of such receivables.

The Company closed 29 under-performing stores in the third quarter. Utilization of the inventory from these closed stores reduced required purchases during the third quarter.

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

As of March 3, 2001, the Company had direct borrowings of $17.3 million outstanding with additional credit available of approximately $4.4 million.

Under the terms of the Company's financing agreement with the Lenders, with Foothill Capital Corporation as a lender and agent, the Company suffered an event of default at the time of the completion of the financial statements for the thirteen weeks ended December 2, 2000 as a result of the Company's tangible net worth falling below the level required in the financing agreement as of the last day of the quarter covered by that report. Upon the occurrence of such event of default, the Lenders under the financing agreement have the right to do the following (in addition to other customary remedies): declare all amounts, including principal and interest, outstanding due and payable; cease providing additional credit; terminate the financing agreement, and sell all collateral it holds at either a public or private sale; require the Company to pay interest at a rate three percentage points above the otherwise applicable interest rate. Many of the Lenders rights only require that a concurrent notice of such action be provided to the Company.

The Company currently is in discussion with its Lenders regarding this event of default and has not received a notice from the Lenders regarding the Lenders' exercise of rights under the financing agreement.

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

During any time period in which the Company has suffered an event of default and such event of default is continuing under the financing agreement with Foothill Capital Corporation, the Company is not permitted to make any payments related to the notes issued to Rauch. Additionally, its financing agreement requires that the Company have excess availability, after giving effect to the payment on such notes, of $5 million on the date such payment is made and for the thirty-day period preceding such date. Since the Company has suffered an event of default under the financing agreement that is continuing on the date of this report, and additionally did not maintain the required excess availability, the Company is prohibited from making the scheduled payment of principal on the note due January 15, 2001 and the interest due on that date on both of the notes that remain outstanding.

In July 2000, the Company completed the sale of 2,795,940 shares of its common stock, par value $.001 per share, to several purchasers pursuant to a private offering by the Company. The Company sold the shares at a price of $5.25 per share and raised approximately $13.0 million, which is being used to fund the Company's working capital needs.

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

Since the sale, WFN has offered credit to Samuels' customers. Receivables from the Company's private label credit cards are held and owned by WFN, subject to the above-described terms. As of March 3, 2001, the holdback reserve, net of a valuation allowance of $3.7 million, was $6.6 million.

ITEM 3    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to market risk in the form of interest rate risk. As of March 3, 2001, the Company had $17.3 million outstanding under its revolving line of credit. This revolving line is priced with a variable rate based on LIBOR or a base rate plus, in each case, an applicable margin. See "Note 2. Notes Payable". An increase or decrease in interest rates would affect the interest costs relating this revolving line of credit. The Company has no interest rate swaps or other hedging facilities relating to its revolving line of credit.

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

Item 2. Changes in Securities and Use of Proceeds

         Not Applicable.

Item 3. Defaults Upon Senior Securities

         Under the terms of the Company's financing agreement with the Lenders, with Foothill Capital Corporation as a lender and agent, the Company suffered an event of default at the time of the completion of the financial statements for the thirteen weeks ended December 2, 2000 as a result of the Company's tangible net worth falling below the level required in the financing agreement as of the last day of the quarter covered by that report. Upon the occurrence of such event of default, the Lenders under the financing agreement have the right to do the following (in addition to other customary remedies): declare all amounts, including principal and interest, outstanding due and payable; cease providing additional credit; terminate the financing agreement, and sell all collateral it holds at either a public or private sale; require the Company to pay interest at a rate three percentage points above the otherwise applicable interest rate. Many of the Lenders rights only require that a concurrent notice of such action be provided to the Company.

Item 4. Submission of Matters to a Vote of Security Holders

         Not Applicable.

Item 5. Other Information

         On March 19, 2001, the Company hired Larry Crawford as Chief Financial Officer and Senior Vice President of the Company. The Company issued a press release to announce the hiring, a copy of which is attached as
         Exhibit 99.1 to this report and is incorporated herein in its entirety by reference.


Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits:

          Exhibit  Description
          -------  -----------
            3.1    Certificate of Incorporation of Samuels Jewelers, Inc. (1)
            3.2    By-Laws of Samuels Jewelers, Inc. (1)
            99.1 Press release, issued March 21, 2001, announcing hiring of Chief Financial Officer

                  (1) Incorporated by reference to the Company's Current Report on Form 8-K filed October 6, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SAMUELS JEWELERS, INC.



April 11, 2001                        By:      /s/ RANDY N. MCCULLOUGH
                                          -------------------------------------
                                                   Randy N. McCullough
                                          President and Chief Executive Officer



April 11, 2001                        By:        /s/ LARRY CRAWFORD
                                          -------------------------------------
                                                     Larry Crawford
                                          Chief Financial Officer and Executive
                                                 Vice President (Principal
                                                    Accounting Officer)

                                INDEX TO EXHIBITS

          Exhibit  Description
          -------  -----------
            3.1    Certificate of Incorporation of Samuels Jewelers, Inc. (1)
            3.2    By-Laws of Samuels Jewelers, Inc. (1)
            99.1   Press release, issued March 21, 2001, announcing hiring of
                   Chief Financial Officer

                  (1) Incorporated by reference to the Company's Current Report on Form 8-K filed October 6, 1998.