Form 10-K
period 2001-06-02
SAMUELS JEWELERS INC
filed 2001-08-31
CIK 790360

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

                     FOR THE FISCAL YEAR ENDED JUNE 2, 2001
                         COMMISSION FILE NUMBER 0-15017

                                   ----------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of August 28, 2001, the aggregate market value of the voting stock, held by nonaffiliates of the issuer, was $909,436 based upon an average price of $0.60 multiplied by 1,515,726 shares of common stock outstanding on such date held by nonaffiliates.

     As of August 28, 2001, the issuer had a total of 7,909,185 shares of common stock outstanding.

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

     Samuels Jewelers, Inc. Proxy Statement relating to its 2001 Annual Meeting of Shareholders, to be filed with the SEC within 120 days of June 2, 2001.

================================================================================

                                     PART I


ITEM 1. BUSINESS


THE COMPANY

     Samuels Jewelers, Inc. (the "Company" or "Samuels") operates a national chain of specialty retail jewelry stores located in regional shopping malls, power centers, strip centers and stand-alone stores. The Company sells fine jewelry items in a wide range of styles and prices, with a principal emphasis on diamond and gemstone jewelry. As of August 28, 2001, the Company operated 164 retail jewelry stores in 23 states. The Company also sells jewelry online at Samuels.cc, SamuelsJewelers.com and JewelryLine.com. The Company currently operates stores under the following four trade names: "Samuels", "C&H Rauch", "Schubach" and "Samuels Diamonds". Measured by the number of retail locations, Samuels is the seventh largest specialty retailer of fine jewelry in the country.

     The Company takes its name, "Samuels Jewelers", from a chain of stores operated by its corporate predecessor, Barry's Jewelers, Inc. (the "Predecessor"), in the San Francisco Bay area. The Samuels chain, founded in 1891, blends a rich tradition of providing an excellent selection of fine jewelry with outstanding customer service. Since 1998, the Company has consolidated the number of trade names under which it operates from fourteen to four and it intends to operate all stores under either the "Samuels" or "Samuels Diamonds" name within the next few years.

     Although it evoked tradition in selecting its operating trade name, the Company progressively seeks new and efficient ways to operate its business. The Company targets a more affluent and less credit-dependent consumer through a sophisticated marketing program that focuses on offering quality merchandise at a fair price. The Company uses a store prototype that is customer friendly, inviting and attracts the Company's target customer, as well as the various mall developers. The Company manages the business, including merchandising and distribution functions, through operating systems that use current technology. In Fiscal 2000, the Company began to offer online jewelry shopping to complement the operations of its physical store locations.

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

     As part of the restructuring, the newly reconstituted board of directors of the Predecessor recruited a new management team. After its appointment, the new management team identified several problems with the Predecessor's financial and operational situation, primarily that the Predecessor was significantly over-leveraged, was to operating a number of unprofitable store locations and was incurring significant write-offs of its receivables due to targeting a less affluent, more credit-dependent customer. The new management team embarked on the development and implementation of a business plan designed to address these issues and to restore the Predecessor to profitability. Originally, the Predecessor hoped to implement its new business plan without having to commence bankruptcy proceedings, but after discussions with various constituencies it was determined that the Predecessor would have to commence Chapter 11 reorganization proceedings in order to provide it with the time, flexibility and stability needed to formulate and fully implement the new business plan and otherwise to reorganize its financial and operational affairs.

     With the cooperation of these constituencies, the new management team began to institute a new merchandising and marketing strategy in time for the 1997 Christmas selling season. Concurrently, the new management team began developing the infrastructure necessary to allow the Company to grow. In the spring of 1998, management presented a plan that readily received approval from the various constituencies. The Plan included approvals for using resources to obtain all new information technology that would be necessary to efficiently operate the business and for the aggressive and successful effort of relocating the home office from southern California to central Texas. These efforts were commenced throughout and substantially concluded in 1998.

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

     As part of the Reorganization, the Company changed the fiscal year end used by its Predecessor from May 31 to the Saturday closest to May 31. The Company's fiscal years ended June 2, 2001 ("Fiscal 2001"), June 3, 2000 ("Fiscal 2000") and May 29, 1999 ("Fiscal 1999") may be referred to herein as such.

     The primary remnants of the Predecessor's operations are 95 locations of the more than 200 leasehold interest that the Predecessor occupied. Most of the leases for these locations have been renegotiated and many of the stores have been renamed and remodeled. The Company has consolidated the number of trade names under which it operates from fourteen to four, only two of which belonged to the Predecessor. The Company plans to rename the remaining stores in the coming few years.

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

     During Fiscal 2000, the Company opened several new stores, either by negotiating new leases or acquiring leases through the acquisition of other retail jewelry operations. The Company opened 17 new stores during Fiscal Year 2000 by negotiating new leases. The Company's acquisition of other retail jewelry operations included the following:

o Henry Silverman Jewelers, Inc.--On July 27, 1999, the Company entered into a purchase agreement with Henry Silverman Jewelers, Inc. ("Silverman's") to acquire its trade names, customer lists, fixtures and the lease rights for 14 Silverman's stores. The Company's purchase price for these assets was 54,600 shares of its common stock, then valued at approximately $0.3 million. The Company did not assume any of Silverman's liabilities or acquire any of Silverman's remaining assets. The shares of common stock were issued and registered under the Company's shelf registration statement on Form S-1, declared effective by the SEC on June 9, 1999. The Company also issued 2,500 shares of its common stock to an individual as a finder's fee as part of the transaction. The Company currently operates 11 of these stores in five states under the name "Samuels Diamonds". See "Notes to Financial Statements--2. Accounting for Acquisitions."

o C & H Rauch, Inc.--In November 1999, the Company acquired substantially all of the assets of C & H Rauch, Inc. ("Rauch") through the purchase of all of the outstanding stock of Rauch. The Company's net purchase price for this acquisition was approximately $20.0 million, consisting of $2.0 million in cash, notes payable in the amount of $6.0 million and approximately $12.0 million in liabilities assumed. The Company's acquisition of Rauch added 40 new stores, including operations in the states of Kentucky, Ohio, Indiana, West Virginia and Virginia. Upon completion of the acquisition, Rauch was merged with and into the Company. Currently, the Company continues to operate 27 of these stores, 24 under the "C&H Rauch" nameplate and 3 stores as "Samuels". See "Notes to Financial Statements--2. Accounting for Acquisitions."

o Musselman Jewelers--Pursuant to an asset purchase agreement that was entered into in December 1999, the Company acquired from Wilkerson & Associates substantially all of its interests in and rights to 14 Musselman Jewelers stores ("Musselman"), including trade names, customer lists, fixtures and the lease rights related to such stores. The Company's purchase price for these assets was 60,000 shares of its common stock, then valued at approximately $0.5 million. Under the terms of the asset purchase agreement, Wilkerson & Associates has the right to put back the shares to the Company at $11.45 per share, on the second anniversary of the date of closing. The liability, for this put option, is included in other accrued liabilities. The Company did not assume any of Musselman's liabilities and did not acquire any of Musselman's other assets as part of the acquisition. The 60,000 shares of the Company's common stock were registered under the Company's shelf registration statement on Form S-1, as amended by Post-Effective Amendment No. 1 on Form S-4 to Form S-1 Registration Statement. The Company currently operates three of these stores all as "Samuels" under Musselman's prior lease agreements. See "Notes to Financial Statements--2. Accounting for Acquisitions."

     The Company also began online jewelry shopping operations during Fiscal 2000. In March 2000, the Company acquired the online operations and assets of JewelryLine.com, Inc. ("JewelryLine"), including the registered domain names, related to JewelryLine's operation of an online Internet site for the sale of jewelry and related items. The Company's purchase price for the JewelryLine assets was 35,000 shares of the Company's common stock, then valued at approximately $0.3 million, that were registered pursuant to the Company's shelf registration statement on Form S-1, as amended by Post-Effective Amendment No. 1 on Form S-4 to Form S-1 Registration Statement. The Company did not assume any of JewelryLine's liabilities as part of the transaction. See "Notes to Financial Statements--2. Accounting for Acquisitions." The Company also registered Samuels.cc and Samuels Jewelers.com web site locations and began offering merchandise at such locations, along with JewelryLine.com, on April 17, 2000.


FISCAL YEAR 2001 DEVELOPMENTS

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

     During Fiscal 2001, as part of its repositioning strategy the Company closed 38 under-performing stores. As a result of these closures the Company recorded approximately $2.4 million in expenses including the loss on disposal of assets and payments made to landlords for lease terminations. Amounts associated with these closures are included in goodwill, reorganization value and closed store write-down expenses for the year ended June 2, 2001.

     As a result of its cash losses and in order to meet its liquidity needs, the Company entered into a loan agreement and junior security agreement on April 30, 2001, with lenders represented by DDJ Capital Management, LLC acting as their agent, in order to address the Company's liquidity needs. The agreement provides up to $15 million for working capital needs based on percentages of eligible inventory and the level of borrowings outstanding under the Company's senior revolving credit facility and also includes the lending of an additional $14.3 million arising out of the discounted purchase of a portion of the Company's accounts payable. Interest is payable monthly. The interest rate on borrowings under this agreement is 20% per annum through October 31, 2001 and then increases by .25% per month until the expiration of the agreement in June 2002. Upon the occurrence and during the continuance of any event of default, interest shall accrue at a per annum rate that is 2% above the otherwise applicable rate. Under terms of the junior security agreement, the Company granted a security interest in and to substantially all owned or thereafter acquired assets, both tangible and intangible, as collateral for amounts borrowed under the loan agreement. The security provided by the Company is subordinated to the secured liens the Company provides to the lenders under its senior revolving credit facility per the terms of the junior security agreement and a separate intercreditor and subordination agreement that was entered into by and between the lenders of such revolving credit facility and the lenders of the new loan agreement.

     The Company evaluated its goodwill associated with the purchase of C&H Rauch and its reorganization value in excess of amounts allocated to identifiable assets, and determined that their value had been impaired. Consequently, the company wrote-off the total net book value of these intangible assets in the amount of $17.1 million in the fourth quarter of Fiscal 2001.

     The Company also reviewed the expected future cash flows from property and equipment associated with its retail stores. As a result of recent trends, the Company recognized a loss of $3.3 million during the fourth quarter of Fiscal 2001 for the impairment of assets at certain stores.

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


MERCHANDISE STRATEGY

     Utilizing an experienced team of merchants with both buying and manufacturing expertise, the Company has been able to develop merchandise assortments that provide exceptional quality at competitive prices. This focus on providing products with clear, competitive features allows differentiation by offering a better value to the consumer. The Company has also positioned its merchandise assortments to appeal to a mainstream jewelry consumer with competitive price points, modern styling and expanded selection in high volume product categories.


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

     The three largest volume vendors collectively have accounted for an aggregate of 43%, 45% and 31% of merchandise purchases by the Company during Fiscal 2001, 2000 and 1999, respectively. Management believes that the Company's relationship with its vendors is good.


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


TRADE NAMES

     As of June 2, 2001, the Company operated 164 stores in 23 states under the following trade names: "Samuels", "C&H Rauch", "Schubach" and "Samuels Diamonds". The Company intends to have all of its stores operating under "Samuels Jewelers" or "Samuels Diamonds" within the next one to two years. The Company also owns and operates the following sites on the World Wide Web:
Samuels.cc, SamuelsJewelers.com and JewelryLine.com.

STORE PERFORMANCE

     The following table sets forth selected data with respect to the Company's operations for the last five fiscal years:

                                                                   2001          2000          1999          1998          1997
                                                                 -------       -------       -------       -------       -------
Number of stores at beginning of year ......................         198           116           117           130           161
  Acquired during the year .................................          --            68             5            --            --
  Opened during the year ...................................           4            17             2            --            17
  Closed during the year(1) ................................         (38)           (3)           (8)          (13)          (48)
                                                                 -------       -------       -------       -------       -------
          Total at year end ................................         164           198           116           117           130
                                                                 =======       =======       =======       =======       =======

Percentage increase (decrease) in sales of
  comparable stores(2) .....................................       (10.1)%         4.8%          2.0%          9.2%        (10.0)%
Average sales per comparable store (in
  thousands)(2) ............................................     $   925       $ 1,036       $   968       $   951       $   709
Private label credit sales mix(3) ..........................        33.3%         32.7%         49.5%         54.3%         65.2%
Equivalent store weeks .....................................       9,713         8,586         5,934         6,571         8,657
Equivalent weekly average store sales (in thousands) .......     $  15.2       $  18.3       $  18.3       $  17.3       $  15.1

----------

     (1) The 48 stores closed during Fiscal 1997 are composed of 33 stores closed on or about May 11, 1997, as part of the Company's Chapter 11 Petition filing; 11 stores closed in connection with the restructuring, announced in January 1997, and 4 other stores closed during the year.

     (2) Comparable stores are stores that were open for all of the current and preceding year. Fiscal 2000's 53-week percentage sales increase is calculated by adding an extra week to Fiscal 1999's comparable store sales. Fiscal 2001's percentage sales increase is calculated by subtracting the extra week from Fiscal 2000's comparable store sales.

     (3) Private label credit sales mix represents the percentage of total sales made on the Company's private label credit card including sales on the accounts provided by WFN after the Company outsourced its credit operations in Fiscal 2000.


CREDIT PROGRAM

     On August 30, 1999 the Company sold its then existing credit card accounts to WFN pursuant to an agreement that called for the Company to transfer its approximately $46.8 million outstanding accounts receivable to WFN at face value, less a holdback reserve of approximately $9.4 million to be held by WFN, thus finalizing the efforts commenced in 1997 by the new management team to shift its focus from being a credit jeweler to a mainstream jeweler targeting a more affluent, less credit-dependent customer base. The third-party credit program generally requires WFN to calculate monthly the total amount of receivables outstanding and then retain or pay out, as applicable, an amount such that the holdback reserve is maintained at a constant percentage of receivables outstanding. The holdback reserve is intended to protect WFN against charged-off accounts and will be returned to the Company at the end of the program. Effective May 2001 WFN reduced the holdback reserve from 20% to 16.5% of the portfolio balance. The Company has recorded the holdback reserve net of a valuation allowance that reflects management's estimate of losses based on past performance. The third-party credit card program has an initial term of five years, but provides the parties the option to extend the agreement beyond such initial term unless the parties otherwise agree.

     Charges, net of down payments, under the Company's credit program accounted for approximately 33.3% of Fiscal 2001 sales and 32.7% of Fiscal 2000 sales. Payment periods for credit sales on the Company's private label credit card generally range from 24 to 36 months. Customers may also purchase jewelry for cash, personal check or by using major national credit cards.


SEASONALITY

     Sales during the Christmas season, which includes the period from the day following Thanksgiving Day to December 31, generally account for approximately 25% of the Company's annual net sales and all or nearly all of its annual earnings. The success of the Company is heavily dependent each year on its Christmas selling season, which in turn depends on many factors beyond the Company's control, including the general business environment and competition in the industry. The Company had net sales of $42.4 million during the Christmas 2000 selling season.

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


EMPLOYEES

     At June 2, 2001, the Company had approximately 1,024 full-time and part-time employees. Unions represented approximately 24 employees, or 2.3% of the Company's employees, at such date. On February 1, 2000, the Company extended until January 31, 2003, its existing union contract covering these employees on substantially the same terms. The Company believes it provides working conditions and wages that compare favorably with those offered by other retailers in the industry and that its employee relations are good. The Company has not experienced material labor unrest, disruption of operations or strikes.


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


ITEM 2. PROPERTIES

     The Company leases all of its retail store locations. The stores range in size from approximately 577 square feet to 3,690 square feet. The Company's leases for its retail store locations generally have an initial term of five to ten years and are generally scheduled to expire at various dates through 2011. Some of the leases contain renewal options for periods ranging from five to ten years on substantially the same terms and conditions as the initial lease. Under most of the leases, the Company is required to pay taxes, insurance, and its pro rata share of common area and maintenance expenses. The leases also often require the Company to pay the greater of a specified minimum rent or a contingent rent based on a percentage of sales as set forth in the respective lease. Currently, leases for 7 stores have expired and the Company is occupying these stores on a month-to-month basis. The Company expects to close some of these stores in the next few months and is negotiating renewal agreements on the remaining leases. See "Notes to Financial Statements--7. Commitments and Contingencies" for information on the Company's minimum rental commitments on remaining noncancelable leases.

     The Company leases its headquarters in Austin, Texas. The lease for its headquarters is for approximately 24,000 square feet at a rent of $0.47 per square foot per month on a triple net basis, the lease for the Company's headquarters expire on May 31, 2003 but also contains an option to renew for one additional five-year term at the average monthly net rental rate charged for comparable premises. The Company previously leased space in Irwindale, California, for its credit center. Consistent with the Company's outsourcing of its credit operations to WFN, the Company terminated the lease on the Irwindale facility in October 1999 in accordance with an early termination provision of that lease.

     As of August 28, 2001, the Company was operating 164 retail stores in 23 states:


                                    NUMBER OF
STATE                                STORES
-----                               ---------
Texas ........................         38
California ...................         31
Kentucky .....................         17
Colorado .....................         12
Arizona ......................          8
Indiana ......................          6
Utah .........................          6
Ohio .........................          5
Idaho ........................          5
Montana ......................          5
New Mexico ...................          5
Others .......................         26
                                      ---
TOTAL ........................        164
                                      ===

     The Company owns substantially all of the equipment used in its retail stores and corporate headquarters.


ITEM 3. LEGAL PROCEEDINGS

     On August 16, 2001, Harry S. Cohen and Steven D. Singleton, the former owners of all of the issued and outstanding stock of C & H Rauch, Inc., filed a foreclosure action against the Company in the Kentucky Circuit Court of Fayette County, Kentucky seeking the payment of $2,475,000 pursuant to a promissory note for payment in January 2001 that was executed and delivered to them by the Company as part of the purchase price paid by the Company in the acquisition of C & H Rauch, Inc. The Company intends to defend the suit vigorously based upon its belief that any payment under such note is subject to rights that it negotiated as part of such note and the other transaction documents for such acquisition.

     In addition to the foregoing, the Company is involved from time to time in legal proceedings of a character normally incident to its business. The Company believes that its potential liability in any such pending or threatened proceedings, either individually or in the aggregate, will not have a material effect on the financial condition or results of operations of the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders of the Company during the quarter ended June 2, 2001.

EXECUTIVE OFFICERS

     The following individuals currently serve as the Company's executive officers. Officers are elected by the Company's Board of Directors each to serve until their successor is elected and qualified, or until their earlier resignation or removal from office or death.



         NAME                     AGE    POSITION
         ----                     ---    --------
         Randy N. McCullough      49     President, Chief Executive Officer and Director
         Chad C. Haggar           37     Senior Vice President - Operations
         Paul W. Hart             43     Senior Vice President - Management Information Systems
         Robert J. Herman         40     Vice President - Finance and Assistant Secretary

     Set forth below is biographical information for each executive officer.

     Randy N. McCullough, 49, has been a Director of the Company since September 22, 1998. Mr. McCullough has been the Company's President and Chief Executive Officer since its inception on August 20, 1998 and previously served in that capacity for the Predecessor from March 31, 1998. Mr. McCullough served as the Predecessor's Executive Vice President and Chief Operating Officer from January to March 1998. Mr. McCullough joined the Predecessor in April 1997 and was its Senior Vice President-Merchandise from April 1997 to March 1998. Prior to joining the Predecessor, Mr. McCullough served as President of Silverman's Factory Jewelers from 1991 to March 1997. Prior to that time, Mr. McCullough was a senior manager with a leading national retail jewelry chain for over 18 years.

     Chad C. Haggar, 37, has been the Company's Senior Vice President-Operations since October 2, 1998 and previously served as Vice President-Operations for the Predecessor since February 1997. Prior to joining the Predecessor, Mr. Haggar served as Director of Stores of Fred Meyer, Inc. from 1996 to 1997. From 1987 to 1996, Mr. Haggar served as Regional Manager of Merksamer Jewelers, Inc. For over six years prior to 1987, Mr. Haggar served in various management positions with leading jewelry chains.

     Paul W. Hart, 43, has been the Company's Senior Vice President-Management Information Systems since October 2, 1998 and previously served in that capacity for the Predecessor from August 1997. Prior to joining the Predecessor, Mr. Hart served as Vice President-Management Information Systems of MS Financial, Inc. from 1996 to 1997. From 1974 to 1995, Mr. Hart was employed by Zale Corporation, serving as Director of Credit Systems from 1994 to 1995, and as its Manager of Business Systems Planning and Support from 1988 to 1994.

     Robert J. Herman, 40, has been the Company's Vice President, Finance and Assistant Secretary since November 7, 2000. Mr Herman previously served as Vice President, Controller for the Predecessor Company beginning February 2, 1998. Prior to joining Barry's, Mr. Herman served as the Controller for Datamark, Inc. from 1997 to 1998. From 1994 to 1997, Mr. Herman served as the Controller for Silverman's Factory Jewelers. From 1987 to 1994, Mr. Herman was employed by Sunbelt Nursery Group, Inc., serving as its Controller from 1991 to 1994.

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

     The following table sets forth the range of the high and low per share close prices of the Company's Common Stock, as quoted on the Nasdaq OTC Bulletin Board, for the last two fiscal years. These close prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                      FISCAL YEARS ENDED
                                      ------------------------------------------------
                                          JUNE 2, 2001                 JUNE 3, 2000
                                      --------------------        --------------------
                                       High          Low           High          Low
                                      ------        ------        ------        ------
First quarter ................        $5.250        $4.000        $4.875        $4.125
Second quarter ...............        $5.500        $2.125        $6.000        $4.125
Third quarter ................        $2.125        $1.563        $8.125        $5.000
Fourth quarter ...............        $1.750        $0.600        $7.875        $5.000

HOLDERS

     Management believes that there were approximately 550 beneficial owners of its Common Stock as of June 2, 2001.


PRIVATE OFFERING

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

     The proceeds from this private offering were used for the general working capital needs of the Company.


DIVIDENDS

     Under both the Company's senior revolving credit facility and its loan agreement with lenders represented by DDJ Capital Management, LLC acting as their agent, the Company is prohibited from paying dividends. See "Notes to Financial Statements - Note 5. Notes Payable." The Company did not pay any dividends during Fiscal 2001 and intends to retain its funds for reinvestment in the Company's business, and therefore, does not anticipate declaring or paying cash dividends in the foreseeable future. Payment of dividends is subject to the then existing business conditions and the business results, cash requirements and financial condition of the Company and, to the extent permitted under the senior revolving credit facility and its other loan agreement, will be at the discretion of the Company's Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA

     The following tables set forth selected financial data of the Company and the Predecessor, as of and for each of the two fiscal years ended May 1998 and for the four months ended October 2, 1998 and the eight months ended June 3, 2000, 53-week fiscal year ended June 3, 2000 and the fiscal year ended June 2, 2001. The data should be read in conjunction with the financial statements, related notes and other financial information included herein.

                             SELECTED FINANCIAL DATA
                      (in thousands, except per share data)

                                              Successor       Successor      Successor     Predecessor
                                                Fiscal         Fiscal          Eight          Four
                                                 Year           Year           Months        Months
                                                ended          ended           ended         ended          Predecessor for the
                                                June 2,        June 3,         May 29,      October 2,    Fiscal Years Ended May 31,
                                                 2001           2000            1999           1998           1998          1997
                                              ----------      ---------      ----------    ------------   ----------      ----------
STATEMENT OF OPERATIONS DATA:
  Net sales ..............................     $ 148,044      $ 157,527      $  81,043      $  27,494      $ 113,873      $ 130,446
  Finance and credit insurance fees ......            --          2,639          6,517          3,397         11,316         13,900
                                               ---------      ---------      ---------      ---------      ---------      ---------
                                                 148,044        160,166         87,560         30,891        125,189        144,346
                                               ---------      ---------      ---------      ---------      ---------      ---------
  Operating (loss) income(1) .............       (43,302)        (4,402)           128         (2,672)        (4,009)       (29,741)
                                               ---------      ---------      ---------      ---------      ---------      ---------
  Interest expense, net ..................         2,730          2,834          2,202          2,367          7,025         12,745
  Reorganization items(2) ................            --             --            400        (61,605)        11,134          2,322
  Provision for income taxes .............            --             11             --             --             --            284
                                               ---------      ---------      ---------      ---------      ---------      ---------
  (Loss) income before extraordinary
     item ................................       (46,032)        (7,247)        (2,474)        56,566        (22,168)       (45,092)
  Extraordinary item(3) ..................            --             --             --         11,545             --           (876)
                                               ---------      ---------      ---------      ---------      ---------      ---------
  Net earnings (loss) ....................     $ (46,032)     $  (7,247)     $  (2,474)     $  68,111      $ (22,168)     $ (45,968)
                                               =========      =========      =========      =========      =========      =========
Basic and Diluted Per Share
  Data:(4)
  Earnings (loss) before extraordinary
     item ................................     $   (5.92)     $   (1.43)     $   (0.49)     $   11.31      $   (5.50)     $  (11.25)
                                               =========      =========      =========      =========      =========      =========
  Extraordinary item(3) ..................     $      --      $      --      $      --      $    2.31      $      --      $   (0.22)
                                               =========      =========      =========      =========      =========      =========
  Net earnings (loss) ....................     $   (5.92)     $   (1.43)     $   (0.49)     $   13.62      $   (5.50)     $  (11.47)
                                               =========      =========      =========      =========      =========      =========
Weighted average number of
     common shares outstanding ...........         7,773          5,081          5,002          5,002          4,029          4,007
                                               =========      =========      =========      =========      =========      =========


                                                SUCCESSOR                           PREDECESSOR
                                   --------------------------------------     -----------------------
                                     2001          2000           1999          1998          1997
                                   ---------     ---------      ---------     ---------     ---------
BALANCE SHEET DATA:
Current assets ...............     $  56,565     $  73,023      $  80,445     $  95,939     $ 105,390
Working capital ..............         6,082       (10,424)         9,091        77,155        99,482
Total assets .................        78,958       121,803        115,209       110,732       123,483
Total debt(5) ................        41,168        26,658         45,893       126,812       130,271

---------------


(1) Operating loss for the fiscal year ended June 2, 2001, includes $24,089 for impairment of goodwill, reorganization value and store assets, and store closing write-offs. See "Notes to Financial Statements--10. Impairment, asset disposal and other expenses." Operating loss for the fiscal year ended May 31, 1997, includes $1,336 of restructuring expenses primarily related to severance and costs associated with 11 stores closed during the fiscal year, $3,947 for impairment loss, and $3,033 for inventory valuation reserve.

(2) Reorganization items for the four months ended October 2, 1998, include a Fresh-Start reporting income adjustment of $66,042. Other amounts consist primarily of professional fees and other costs directly related to the Reorganization. See "Notes to Financial Statements--9. Reorganization Costs."

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

     52-Week Fiscal Year Ended June 2, 2001 ("Fiscal 2001") Compared With the 53-Week Fiscal Year Ended June 3, 2000 ("Fiscal 2000").


STORE ACTIVITY

     The following table sets forth selected data with respect to the Company's operations for the last two fiscal years:

                                                                   2001          2000
                                                                 -------       -------
Number of stores at beginning of year ......................         198           116
  Acquired during the year .................................          --            68
  Opened during the year ...................................           4            17
  Closed during the year ...................................         (38)           (3)
                                                                 -------       -------
          Total at year end ................................         164           198
                                                                 =======       =======

Percentage increase (decrease) in sales of
  comparable stores ........................................       (10.1)%         4.8%
Average sales per comparable store (in
  thousands) ...............................................     $   925       $ 1,036
Private label credit sales mix .............................        33.3%         32.7%
Equivalent store weeks .....................................       9,713         8,586
Equivalent weekly average store sales (in thousands) .......     $  15.2       $  18.3

     During Fiscal 2001, 4 stores were opened with 2 additions in each of the first and second quarters. Of the 38 stores closed during Fiscal 2001, 2 were closed during the first quarter and 1 was closed during the second quarter. In the third quarter, 1 store was closed prior to Christmas and 28 were closed during the remainder of the quarter. There were 6 closures during the fourth quarter. Of the 68 stores acquired during Fiscal 2000, 6 were acquired in the first quarter, 48 in the second quarter and 14 in the third quarter. Of the 3 stores closed during Fiscal 2000, 1 was closed during the first quarter and 2 were closed in the fourth quarter. The Company also opened 2 new stores during Fiscal 2000's first quarter, 10 during the second quarter, 3 during the third quarter and 2 during the fourth quarter.


RESULTS OF OPERATIONS

     Net sales for Fiscal 2001 were $148.0 million as compared to $157.5 million for Fiscal 2000. This decrease of $9.5 million, or 6.0%, was primarily a result of the general economic slow down, which began during late 2000 and continued through the third and fourth quarters of our fiscal year including the important Christmas selling season. Sales at comparable stores, those open for all of the current and preceding year, decreased by 10.1%, from $105.0 million (after adjusting to exclude the extra week included in Fiscal 2000) to $94.4 million, again reflecting the overall softness in consumer spending. Equivalent weekly store sales decreased from $18.3 in Fiscal 2000 to $15.2 in Fiscal 2001. This decrease of 16.9% resulted primarily from the weaker economic conditions experienced in the current year and the lower store volumes of the stores acquired during Fiscal 2000. Sales made on the Company's private label credit card were 33.3% of sales in the current year as compared to 32.7% in the prior year.

     The Company, since the outsourcing of its credit card operations to WFN in August 1999, no longer receives revenue from finance and credit insurance fees. See "Notes to Financial Statements--2. Accounts Receivable."

     Cost of goods sold, buying and occupancy expenses were $100.6 million, or 68.0% of sales, in Fiscal 2001 compared to $95.1 million in Fiscal 2000, or 60.4% of sales. The increase in cost of goods sold, buying and occupancy expenses as a percentage of sales resulted primarily from competitive discounting during the general economic retail slow down, relatively fixed buying and occupancy costs being spread over less total sales as well as a charge of $1.6 million for estimated payments due to vendors (resulting from the settlement of consigned inventory).

     Selling, general and administrative expenses in Fiscal 2001 were $52.8 million, a decrease of $4.9 million, or 8.5%, versus $57.7 million in Fiscal 2000. The decrease in selling, general and administrative expenses is primarily attributable to cost saving initiatives implemented by management offset partially by the increase in fixed expenses resulting from the increase in the number of equivalent store weeks during Fiscal 2001. Selling, general and administrative expenses decreased as a percentage of net sales to 35.7% in Fiscal 2001 from 36.6% in Fiscal 2000. This decrease, as a percentage of sales, resulted from the previously mentioned cost savings initiatives offset partially by lower average sales per store, resulting from the general economic slow down and the lower volume stores acquired in Fiscal 2000.

     The provision for doubtful accounts was $6.0 million in Fiscal 2001. This was an increase of $.9 million, or 17.6%, from $5.1 million for Fiscal 2000. This increase resulted primarily from an adjustment made by management for estimated future write-offs to more closely reflect current trends.

     Depreciation and amortization was $7.8 million in Fiscal 2001 compared to $6.7 million in the prior year. This increase of $1.1 million, or 16.4%, is primarily due to the increase in the Company's number of equivalent stores and a full year of amortization of goodwill related to the C&H Rauch acquisition.

     Goodwill, reorganization value and closed store write-down included charges related to the closure of stores, the write-off of goodwill, reorganization value and additional costs associated with the purchase of C&H Rauch. During Fiscal 2001, as part of its repositioning strategy the Company closed 38 under-performing stores. As a result of these closures the Company recorded approximately $2.4 million in expenses including the loss on disposal of assets and payments made to landlords for lease terminations. The Company also evaluated its goodwill associated with the purchase of C&H Rauch and its reorganization value in excess of amounts allocated to identifiable assets, and determined that their value had been impaired. Consequently, the company wrote-off the total net book value of these intangible assets in the amount of $17.1 million in the fourth quarter of Fiscal 2001. The Company also reviewed the expected future cash flows from property and equipment associated with its retail stores. As a result of recent trends, the Company recognized a loss of $3.3 million during the fourth quarter of Fiscal 2001 for the impairment of assets at certain stores. The Company recorded a charge of $1.1 million for costs associated with the purchase of C & H Rauch.

     Net interest expense was $2.7 million in Fiscal 2001, a decrease of $.1 million, or 3.6%, from $2.8 million in Fiscal 2000.


TAX LOSS CARRYFORWARDS

     During Fiscal 2001, the Company's net operating losses (NOLs) increased by approximately $ 22.0 million. During Fiscal 2000, the Company's NOLs increased by approximately $10.0 million. As of June 2, 2001, the Company had NOL carryforwards for federal income tax purposes of approximately $101.0 million. Approximately $40.0 million of this NOL carryforward is related to losses incurred subsequent to October 2, 1998, which may be used in their entirety to offset future taxable income. The remaining carryforward, from prior to October 2, 1998, is subject to an annual limitation on its use of approximately $1.7 million. These losses begin to expire in 2012. In addition, the Company has alternative minimum tax credit carryforwards of $109. These credits do not expire. The Company maintains a full valuation allowance against the net deferred tax assets, which in Management's opinion reflects the net deferred tax asset that is more likely than not to be realized.



53-Week Fiscal Year Ended June 3, 2000 ("Fiscal 2000") Compared With the 52-Week Period Ended May 29, 1999 ("Fiscal 1999") (combining both the Predecessor and Successor companies).

     Net sales for Fiscal 2000 were $157.5 million as compared to $108.5 million for Fiscal 1999. This increase of $49.0 million, or 45.2%, resulted primarily from the acquisition of 68 stores, the opening of 17 new stores and the extra week in the Fiscal 2000 calendar. In addition, sales at comparable stores, those open for all of the current and preceding year, increased by 4.9% from $104.8 million to $109.9 million. Equivalent weekly store sales remained relatively flat at $18.3 in both Fiscal 1999 and Fiscal 2000 primarily because the stores acquired in Fiscal 2000 have a lower sales volume, on average, than the existing Samuels stores. The increase in sales overcame a significant reduction in the percentage of sales made on the Company's private label credit card, down to 32.7% of sales in the current year as compared to 49.5% in the prior year, resulting primarily from the outsourcing of the credit operations and marketing efforts targeting a less credit-dependent consumer. The outsourcing of the Company's credit card operations at the end of the first quarter of Fiscal 2000 culminated the efforts commenced in Fiscal 1997 to reduce the Company's reliance on less creditworthy customers. Throughout Fiscal 2000 the Company continued to upgrade the quality of its merchandise as well as to offer an expanded assortment of higher ticket-price merchandise. The Company continued to refine its marketing efforts, targeting a more mature and affluent consumer with more discretionary spending ability.

     Finance and credit insurance fees decreased from $9.9 million in Fiscal 1999 to $2.6 million in Fiscal 2000. This decrease of $7.3 million, or 73.7%, was primarily due to the sale of the existing credit card accounts to WFN as of August 30, 1999. After this sale the Company stopped recording the provision for doubtful accounts and began recording a valuation allowance against the holdback reserve held by WFN. See "Notes to Financial Statements--2. Accounts Receivable."

     Cost of goods sold, buying and occupancy expenses were $95.1 million, or 60.4% of sales, in Fiscal 2000 compared to $66.7 million in Fiscal 1999, or 61.5% of sales. The reduction in cost of goods sold, buying and occupancy expenses as a percentage of sales resulted primarily from fixed expenses spread over a larger sales base offset by a slightly lower merchandise margin which is primarily due to a lower markup on the increased mix of higher priced items.

     Selling, general and administrative expenses in Fiscal 2000 were $57.7 million, an increase of $13.5 million, or 30.5%, from Fiscal 1999's $44.2 million. The increase in selling, general and administrative expenses is primarily attributable to the increase in the number of stores. Selling, general and administrative expenses decreased as a percentage of net sales to 36.6% in Fiscal 2000 from 40.7% in Fiscal 1999. This improvement resulted from sales efficiencies and due to expenses being spread over a larger sales base, offset by $0.6 million of expenses related to the operation of Rauch's home office from November 1999 until its closure in January 2000 and by $0.4 million amortization of management stock granted upon the consummation of the Reorganization. The stock grant is amortized over the 4-year vesting period and the portion that vested in Fiscal 1999 was charged to Restructure expense.

     The provision for doubtful accounts was $5.1 million in Fiscal 2000. This was a decrease of $.4 million, or 7.3%, from $5.5 million for Fiscal 1999.

     Depreciation and amortization was $6.7 million in Fiscal 2000 compared to $4.6 million in the prior year. This increase of $2.1 million, or 45.7%, was primarily due to the increase in the Company's store base and a full year of amortization of reorganization value in excess of amounts allocated to identifiable assets of $1.8 million compared to $1.2 million in Fiscal 1999. The current period also contained amortization of goodwill related to the Rauch acquisition of $0.3 million.

     Net interest expense was $2.8 million in Fiscal 2000, a decrease of $1.8 million, or 39.1%, from $4.6 million in Fiscal 1999. The decrease was primarily due to using the proceeds from the sale of the Company's credit card accounts on August 30, 1999 to reduce the amount outstanding under the line of credit, which is partially offset by increases in borrowings to fund acquisitions and increases in the base rate during the current period.



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

Set forth below is certain summary information with respect to the Company's operations for the most recent eight fiscal quarters. (amounts in thousands except per share data)

                                                            FISCAL 2001
                                                     FOR THE THREE MONTHS ENDED
                                         June 2,      March 3,    December 2,    September 2,
                                          2001          2001          2000          2000
                                        --------      --------    -----------    ------------
Net Sales .........................     $ 26,773      $ 57,359      $ 34,381      $ 29,531
Gross margin ......................        7,748        21,955         8,545         9,194
Net earnings (loss) ...............      (30,874)        2,001       (10,948)       (6,211)
Earnings (loss) per share:
   Basic and diluted ..............     $  (3.87)     $   0.25      $  (1.37)     $  (0.86)


                                                          FISCAL 2000
                                                  FOR THE THREE MONTHS ENDED
                                         June 3,    February 26,  November 27,   August 28,
                                          2000          2000          1999          1999
                                        --------    ------------  ------------   ----------
Net Sales .........................     $ 36,624      $ 73,302      $ 26,470      $ 21,131
Gross margin ......................       14,519        31,287         9,577         7,045
Net earnings (loss) ...............       (8,075)        8,651        (4,519)       (3,304)
Earnings (loss) per share:
   Basic ..........................     $  (1.57)     $   1.70      $  (0.89)     $   (.66)
   Diluted ........................     $  (1.57)     $   1.68      $  (0.89)     $   (.66)

     The Company reported cash flows used in operating activities of approximately $10.5 million for Fiscal 2001, as compared to cash flows provided by operating activities of $42.8 million for Fiscal 2000 and cash flows used of $10.9 million for Fiscal 1999. Cash used in operating activities for Fiscal 2001 resulted primarily from the Company's net operating loss. Cash provided in operating activities in Fiscal 2000 resulted primarily from the $33.9 million decrease in customer receivables due to the sale of the credit card accounts and an increase of $21.4 million in trade accounts payable, which was partially offset by an $18.4 million increase in inventory.

     As of June 2, 2001, owned inventory was $47.7 million, a decrease of $13.5 million from June 3, 2000. This decrease is primarily due to the reduction in the total number of stores open at the end of Fiscal 2001 as compared to Fiscal 2000. The Company enters into consignment inventory agreements with its key vendors in the ordinary course of business. During Fiscal 2001, consignment inventory on hand ranged from $27.9 to $44.5 million. This increase was primarily due to the increase in the number of stores. Consignment inventory is excluded from the merchandise inventory balance in the financial statements.

     In addition, the Company requires working capital to fund capital expenditures. Capital expenditures for Fiscal 2001, 2000 and 1999 were $2.6 million, $14.8 million and $9.1 million, respectively. Expenditures in Fiscal 2001 were made primarily in connection with leasehold improvements associated with 4 new stores and remodeling and refurbishing of 12 stores.

     The Company concluded a private placement of its common stock in July 2000 (see "Notes to Financial Statements - 8. Stockholders' Equity") and entered into a new loan agreement in April 2001, (see "Notes to Financial Statements - 5. Notes Payable") for the purpose of addressing working capital needs. As a result, at June 2, 2001 the Company's net working capital was $6.1 million.

     In Fiscal 2001, the Company made net repayments of $8.6 million under its senior revolving credit facility. No repayments were made on the Company's other secured indebtedness.


FINANCING TRANSACTIONS

     On October 2, 1998, the Company entered into a three-year, $50.0 million financing agreement with Foothill Capital Corporation as a lender and as agent for a lender group (the "Lenders"). The Lenders are committed to make revolving advances to the Company in amounts determined based on a percentage of eligible inventory. The annual rate of interest will be, at the Company's option, (i) 2.25% per annum over the Eurodollar rate or (ii) 0.5% per annum over the bank's prime rate, provided, however, that in no event will the applicable interest rate on any advance be less than 7% per annum. Interest charges are payable monthly. Upon the occurrence and during the continuation of any event of default under the financing agreement, all obligations will bear interest at a per annum rate equal to three percentage points above the otherwise applicable interest rate. As collateral for any and all obligations to the Lenders under the financing agreement, the Company granted a first priority perfected security interest in and to substantially all of its owned or thereafter acquired assets, both tangible and intangible. The financing agreement contains quarterly covenants which include its meeting a minimum level of tangible net worth and prohibits the payment of dividends. The Company entered into Amendment Number One to the Loan and Security Agreement with the Lenders on April 15, 1999, Amendment Number Two on August 30, 1999, Amendment Number Three on November 24, 1999, Amendment Number Four on January 25, 2000, and Amendment Number Five on June 2, 2000. These amendments allowed for the sale of the credit card portfolio, the acquisition of stores and adjusted some of the covenants required of the Company under this financing agreement. On April 30, 2001, the Company entered into Amendment Number Six which allowed for a new loan agreement between the Company and lenders represented by DDJ Capital Management, LLC and adjusted some of the financial covenants required of the Company.

     As of June 2, 2001, the Company had direct borrowings of $16.0 million outstanding with additional credit available of approximately $1.7 million under the terms of the agreement. As of June 2, 2001, the Company was in compliance with all terms of the financing agreement. The agreement expires on October 2, 2001.

     As a result of its cash losses and in order to meet its liquidity needs, the Company entered into a loan agreement and junior security agreement on April 30, 2001, with lenders represented by DDJ Capital Management, LLC acting as their agent, in order to address the Company's liquidity needs. The agreement provides up to $15 million for working capital needs based on percentages of eligible inventory and the level of borrowings outstanding under the revolving line of credit and also includes the lending of $14.3 million arising out of the purchase of a portion of the Company's accounts payable. Interest is payable monthly. The interest rate on borrowings under this agreement is 20% per annum through October 31, 2001 and then increases by .25% per month until the expiration of the agreement in June 2002. Upon the occurrence and during the continuance of any event of default, interest shall accrue at a per annum rate that is 2% above the otherwise applicable rate. Under terms of the junior security agreement, the Company granted a security interest in and to substantially all owned or thereafter acquired assets, both tangible and intangible, as collateral for amounts borrowed under the loan agreement. The security provided by the Company is subordinated to the secured liens the Company provides to the lenders under its revolving credit facility per the terms of the junior security agreement and a separate intercreditor and subordination agreement that was entered into by and between the lenders of the revolving credit facility and the lenders of the new loan agreement.

     As of June 2, 2001 the Company had direct borrowings of $22.8 million outstanding under the loan agreement with the lenders represented by DDJ Capital Management, LLC acting as their agent with an interest rate of 20.0%. At June 2, 2001 the Company had additional credit available under the line of approximately $6.5 million.

     The Company completed a private placement of its common stock in July 2000 for the purpose of generating funds to address its working capital needs. This private placement raised approximately $13.1 million in operating funds.

     In conjunction with the Company's acquisition of Rauch, the Company issued three promissory notes due and payable for $2.0 million each in January 2000, 2001 and 2002, respectively. The first promissory note, due January 2000, has been paid. The two remaining notes have a stated interest rate of 7% per annum with interest due and payable beginning January 15, 2000 and on each successive six-month anniversary thereafter until the notes are paid in full. The Company has not paid the January 2001 installment. See "Notes to Financial Statements 5. Notes Payable and 11. Subsequent Event". Samuels may offset its payment obligations under these notes to the extent and in the event any liabilities arise that were not accounted for and not disclosed in the unaudited balance sheet of Rauch as of October 31, 1999. Accordingly, the Company has offset the amounts due under such notes by $1.8 million, which represents the amount the Company believes was not accounted for and not disclosed as of October 31, 1999. Upon the occurrence and during the continuation of an event of default under the notes, Samuels' payment obligations may bear interest at a per annum rate of 15%.

     The Company's current senior revolving line of credit expires on October 2, 2001. Management is currently in negotiations to obtain financing to replace this line of credit. However, as of August 28, 2001 the Company has not obtained such financing. Management's plan, to continue as a going concern, consists of obtaining sufficient financing from alternative sources to replace the Company's current credit agreement and improve its profitability by reviewing and improving store operating margins, overhead expenditures and unprofitable stores. Management believes that these improvements, coupled with new financing, will be sufficient to meet the Company's operating needs. However, there is no assurance that alternative financing will be available in the future, and if available, at terms and conditions agreeable to the Company. Should the Company be unable to obtain alternative financing the Company may be unable to continue as a going concern for a reasonable period of time.


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

     Since the sale, WFN has offered credit to Samuels' customers. Sales on the Company's private label credit cards accounted for approximately 33.3% of Fiscal 2001 sales compared to 32.7% for Fiscal 2000. As of June 3, 2000 the Company no longer has customer receivables. As of May 29, 1999 and May 30, 1998, the aggregate customer receivables balances were $50.2 million and $55.2 million, respectively. See "Notes to Financial Statements--2. Accounts Receivable".


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

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Therefore, the Company adopted SFAS No. 133 for the fiscal year beginning June 3, 2001. The adoption of SFAS No. 133 did not impact the Company's financial condition or results of operations.

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations. This standard eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS 141 is effective for business combinations completed after June 30, 2001. The Company does not expect SFAS 141 to have a material effect on the Company's financial position or results of operations.

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Intangible Assets, which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually and also in the event of an impairment indicator. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt the pronouncement in their fiscal year beginning after December 15, 2001. Management believes that the adoption of SFAS 142 will not have a material impact on the Company's financial position or results of operations.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     The Company is exposed to market risk in the form of interest rate changes that may adversely affect its financial position, results of operations and cash flows. At June 2, 2001, the Company had $16.0 million outstanding under its revolving line of credit. This revolving line is priced with a variable rate based on LIBOR or a base rate, plus, in each case an applicable margin. See "Notes to Financial Statements - 5. Notes Payable". An increase or decrease in interest rates would affect the interest costs relating to this revolving line of credit. The Company has no interest rate swaps or other hedging facilities relating to its revolving line of credit.


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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III



ITEMS 10-13. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, ETC.

     The Company incorporates herein by reference the information concerning Directors of the Registrant (Item 10), Executive Compensation (Item 11), Security Ownership of Certain Beneficial Owners and Management (Item 12), and Certain Relationships and Related Transactions (Item 13), that is contained in the Company's definitive Proxy Statement relating to its 2001 Annual Meeting of Stockholders. The information required by Item 10 with respect to executive officers is included in Item 4 under the caption "Executive Officers."

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Financial Statements, Financial Statement Schedules and Exhibits

1. FINANCIAL STATEMENTS

The following are included herein pursuant to Item 8:

                                                                                                  Page
                                                                                                  ----
     Independent Auditors' Report -- Deloitte & Touche LLP                                          22

     Balance Sheets for the Successor Company as of June 2, 2001 and June 3, 2000                   23

     Statements of Operations for the Successor Company for the fiscal years ended June 2, 2001, June 3, 2000 and the eight months ended May 29, 1999,
     and the Predecessor Company for the four months ended October 2, 1998.                         24

     Statements of Stockholders' Equity (Deficiency) for the Successor Company
     for the fiscal years ended June 2, 2001, June 3, 2000 and the eight months ended May 29, 1999, and the Predecessor Company for the four months ended
     October 2, 1998.                                                                               25

     Statements of Cash Flows for the Successor Company for the fiscal years ended June 2, 2001, June 3, 2000 and the eight months ended May 29, 1999,
     and the Predecessor Company for the four months ended October 2, 1998.                         26

     Notes to Financial Statements                                                                  27

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

         10.1(g) Amendment Number Six to Loan and Security Agreement entered into as of April 30, 2001, among the Company, Foothill Capital
                  Corporation and the financial institutions listed on the signature pages thereto.(10)

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

         10.13    Samuels Jewelers, Inc. 1998 Stock Option Plan.(8)

         10.14    Samuels Jewelers, Inc. 1998 Stock Option Plan for Non-Employee
                  Directors.(9)

         10.15    Loan Agreement, dated as of April 30, 2001, among Samuels
                  Jewelers, Inc., the lenders party thereto and DDJ Capital
                  Management, LLC, as agent for the lenders.(10)

         10.16    Junior Security Agreement, dated as of April 30, 2001, among
                  Samuels Jewelers, Inc., lenders party thereto and DDJ Capital
                  Management, LLC, as agent for the lenders.(10)

         10.17    Intercreditor and Subordination Agreement, dated as of April
                  30, 2001, among Foothill Capital Corporation, LaSalle Business
                  Credit, Inc., Sunrock Capital Corp. and DDJ Capital
                  Management, LLC, as acknowledged by Samuels Jewelers, Inc.(10)

         23.1     Consent of Independent Auditors.(7)

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

(2) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended August 29, 1998.

(3) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended May 29, 1999.

(4) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended November 27, 1999.

(5) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended February 26, 2000.

(6) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 3, 2000

(7)      Filed herewith.

(8) Incorporated by reference to Annex A of the Company's Proxy Statement on Schedule 14A dated October 21, 1998.

(9) Incorporated by reference to Annex B of the Company's Proxy Statement on Schedule 14A dated October 21, 1998.

(10) Incorporated by reference to the Company's Current Report on Form 8-K filed July 19, 2001.

---------------

         (b) Reports on Form 8-K

             None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              Samuels Jewelers, Inc.


August 31, 2001                         By: /s/ RANDY N. MCCULLOUGH
                                           -------------------------------------
                                              Randy N. McCullough
                                              President and Chief
                                              Executive Officer

August 31, 2001                         By: /s/ ROBERT J. HERMAN
                                           -------------------------------------
                                              Robert J. Herman
                                              Vice President-Finance
                                              (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated:

             SIGNATURE                     TITLE                    DATE
             ---------                     -----                    ----
/s/ DAVID B. BARR                      Director                August 31, 2001
---------------------------------
David B. Barr



/s/ DAVID J. BREAZZANO                 Director                August 31, 2001
---------------------------------
David J. Breazzano



/s/ DAVID H. EISENBERG                 Director                August 31, 2001
---------------------------------
David H. Eisenberg


/s/ WENDY T. LANDON                    Director                August 31, 2001
---------------------------------
Wendy T. Landon


/s/ RANDY N. MCCULLOUGH                Director                August 31, 2001
---------------------------------
Randy N. McCullough


/s/ JERRY WINSTON                      Director                August 31, 2001
---------------------------------
Jerry Winston

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Samuels Jewelers, Inc.
Austin, Texas

We have audited the accompanying balance sheets of Samuels Jewelers, Inc. as of June 2, 2001 and June 3, 2000 (Successor Company balance sheets), and the related statements of operations, stockholders' equity (deficiency) and cash flows for the years then ended, the eight months ended May 29, 1999 (Successor Company operations), and the four months ended October 2, 1998 (Predecessor Company operations). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the Successor Company financial statements present fairly, in all material respects, the financial position of Samuel's Jewelers, Inc. as of June 2, 2001, and June 3, 2000, and the results of its operations and its cash flows for the years then ended, and the eight months ended May 29, 1999, in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the Predecessor Company financial statements present fairly, in all material respects, the results of its operations and its cash flows for the four months ended October 2, 1998, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements for the year ended June 2, 2001 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has $16 million outstanding at June 2, 2001 under a revolving line of credit scheduled to expire on October 2, 2001, and is experiencing difficulty in generating sufficient cash flow to meet its obligations. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





Dallas, Texas
August 29, 2001

                             SAMUELS JEWELERS, INC.
                                 BALANCE SHEETS
                    (amounts in thousands, except share data)


ASSETS                                                                               June 2,           June 3,
                                                                                      2001              2000
                                                                                   ---------         ---------
Current assets:
   Cash and cash equivalents ..............................................        $   1,148         $   1,960
   Accounts receivable, net (Note 2) ......................................            5,308             6,446
   Merchandise inventories (Notes 3 and 7) ................................           47,723            61,269
   Prepaid expenses and other current assets ..............................            2,386             3,348
                                                                                   ---------         ---------
Total current assets ......................................................           56,565            73,023
                                                                                   ---------         ---------
Property and equipment:
   Leasehold improvements, furniture and fixtures .........................           24,349            28,718
   Computers and equipment ................................................            6,744             6,380
                                                                                   ---------         ---------
                                                                                      31,093            35,098
   Less: accumulated depreciation and amortization ........................            9,332             6,225
                                                                                   ---------         ---------
   Net property and equipment .............................................           21,761            28,873
Other assets ..............................................................              632               561
Goodwill, net of accumulated amortization of $0 and $252 ..................               --             4,598
Reorganization value in excess of amounts allocated to identifiable
   assets, net of accumulated amortization of $0 and $2,940 ...............               --            14,748
                                                                                   ---------         ---------
Total assets ..............................................................        $  78,958         $ 121,803
                                                                                   =========         =========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable (Note 5) .................................................        $  18,213         $  26,569
   Accounts payable - trade ...............................................           15,305            38,742
   Other accrued liabilities (Note 4) .....................................           16,965            18,136
                                                                                   ---------         ---------
Total current liabilities .................................................           50,483            83,447

Notes payable (Note 5) ....................................................           22,955                89

Commitments and contingencies (Note 7)

Stockholders' equity (Note 8):
   Common stock, $.001 par value; authorized 20,000,000 shares;
      issued and outstanding, 7,909,185 and 5,153,900 shares ..............                8                 5
   Additional paid-in capital .............................................           63,642            49,329
   Deferred compensation ..................................................             (417)             (834)
   Notes receivable .......................................................           (1,960)             (512)
   Accumulated deficit ....................................................          (55,753)           (9,721)
                                                                                   ---------         ---------
Total stockholders' equity ................................................            5,520            38,267
                                                                                   ---------         ---------
Total liabilities and stockholders' equity ................................        $  78,958         $ 121,803
                                                                                   =========         =========

                       See Notes to Financial Statements.

                             SAMUELS JEWELERS, INC.
                            STATEMENTS OF OPERATIONS
                  (amounts in thousands, except per share data)

                                                                                     Successor                           Predecessor
                                                                    ----------------------------------------------       -----------
                                                                      Year              Year          Eight Months       Four Months
                                                                     Ended              Ended            Ended              Ended
                                                                     June 2,           June 3,           May 29,          October 2,
                                                                      2001              2000              1999              1998
                                                                    ---------         ---------       ------------       -----------
Net sales ..................................................        $ 148,044         $ 157,527         $  81,043         $  27,494
Finance and credit insurance fees ..........................               --             2,639             6,517             3,397
                                                                    ---------         ---------         ---------         ---------
                                                                      148,044           160,166            87,560            30,891
                                                                    ---------         ---------         ---------         ---------
Costs and expenses:
   Cost of goods sold, buying and occupancy ................          100,602            95,099            48,906            17,750
   Selling, general and administrative expenses ............           52,800            57,691            31,217            12,980
   Provision for doubtful accounts .........................            6,040             5,076             4,017             1,492
   Depreciation and amortization ...........................            7,815             6,702             3,292             1,341
   Impairment, asset disposal and other (Note 10) ..........           24,089                --                --                --
                                                                    ---------         ---------         ---------         ---------
                                                                      191,346           164,568            87,432            33,563
                                                                    ---------         ---------         ---------         ---------
Operating income (loss) ....................................          (43,302)           (4,402)              128            (2,672)

Interest expense, net ......................................            2,730             2,834             2,202             2,367
                                                                    ---------         ---------         ---------         ---------
Loss before reorganization items, income taxes, and
   extraordinary item ......................................          (46,032)           (7,236)           (2,074)           (5,039)
Reorganization items:
   Fresh-Start adjustments (Note 1) ........................               --                --                --           (66,042)
   Reorganization costs (Note 9) ...........................               --                --               400             4,437
                                                                    ---------         ---------         ---------         ---------

Earnings (loss) before income taxes and extraordinary
   item ....................................................          (46,032)           (7,236)           (2,474)           56,566
Income taxes (Note 6) ......................................               --                11                --                --
                                                                    ---------         ---------         ---------         ---------
Earnings (loss) before extraordinary item ..................          (46,032)           (7,247)           (2,474)           56,566
Extraordinary item (Note 1) ................................               --                --                --            11,545
                                                                    ---------         ---------         ---------         ---------
Net earnings (loss) ........................................        $ (46,032)        $  (7,247)        $  (2,474)        $  68,111
                                                                    =========         =========         =========         =========

Basic and diluted per share data:
   Earnings (loss) before extraordinary item ...............        $   (5.92)        $   (1.43)        $   (0.49)        $   11.31
   Extraordinary item (Note 1) .............................               --                --                --              2.31
                                                                    ---------         ---------         ---------         ---------
   Net earnings (loss) .....................................        $   (5.92)        $   (1.43)        $   (0.49)        $   13.62
                                                                    =========         =========         =========         =========
   Weighted-average number of common shares
     outstanding ...........................................            7,773             5,081             5,002             5,002
                                                                    =========         =========         =========         =========

                       See Notes to Financial Statements.

                             SAMUELS JEWELERS, INC.
                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                             (amounts in thousands)

                                            Predecessor        Successor
                                           Common Stock       Common Stock    Additional Deferred              Retained
                                       -------------------  ---------------     Paid-in   Compen-     Notes    Earnings
                                        Shares      Amount  Shares   Amount     Capital   sation    Receivable (Deficit)    Total
                                       -------    --------  ------   ------   ---------- --------   ---------- ---------   --------

Balance at May 30, 1998 ............     4,029    $ 33,247                                                     $(68,111)   $(34,864)

Net income for the four months
ended October 2, 1998 ..............                                                                             68,111      68,111

Fresh-Start reporting adjustment ...    (4,029)    (33,247)                                                                 (33,247)
Exchange of senior secured
notes for stock ....................                         2,500   $    2     $32,086                                      32,088
Shares issued pursuant to plan
of reorganization (Notes 1 and 8)                            2,502        3      16,260                                      16,263
Deferred compensation (Note 8) .....                                                      $(1,251)                           (1,251)
Notes receivable (Note 8) ..........                                                                 $  (771)                  (771)
Net loss for the eight months
ended May 29, 1999 .................                                                                             (2,474)     (2,474)
                                       -------    --------  ------   ------     -------   -------    -------   --------    --------
Balance at May 29, 1999 ............        --          --   5,002        5      48,346    (1,251)      (771)    (2,474)     43,855
Deferred compensation
amortization (Note 8) ..............                                                          417                               417
Notes receivable payments (Note 8)                                                                       259                    259
Silverman acquisition (Note 2) .....                            57       --         260                                         260
Musselman acquisition (Note 2) .....                            60       --         465                                         465
JewelryLine acquisition (Note 2) ...                            35       --         258                                         258
Net loss for the year ..............                                                                             (7,247)     (7,247)
                                       -------    --------  ------   ------     -------   -------    -------   --------    --------
Balance at June 3, 2000 ............        --          --   5,154        5      49,329      (834)      (512)    (9,721)     38,267
Deferred compensation
amortization (Note 8) ..............                                                          417                               417
Issuance of notes receivable
(Note 8) ...........................                                                                  (1,704)                (1,704)
Notes receivable payments (Note 8)                                                                       256                    256
Shares issued ......................                         2,815        3      14,778                                      14,781
Other ..............................                           (60)      --        (465)                                       (465)
Net loss for the year ..............                                                                            (46,032)    (46,032)
                                       -------    --------  ------   ------     -------   -------    -------   --------    --------
Balance at June 2, 2001 ............   $    --    $     --   7,909   $    8     $63,642   $  (417)   $(1,960)  $(55,753)   $  5,520
                                       =======    ========  ======   ======     =======   =======    =======   ========    ========

                       See Notes to Financial Statements.

                             SAMUELS JEWELERS, INC.
                            STATEMENTS OF CASH FLOWS
                             (amounts in thousands)

                                                                              Successor      Successor     Successor    Predecessor
                                                                                 Year          Year       Eight Months  Four Months
                                                                                Ended          Ended          Ended         Ended
                                                                                June 2,       June 3,        May 29,     October 2,
                                                                                 2001           2000           1999          1998
                                                                              ---------      ---------    ------------  -----------
 Cash Flows from Operating Activities:
  Net earnings (loss) .....................................................    $(46,032)      $ (7,247)      $ (2,474)    $ 68,111
  Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
     Fresh-Start adjustments ..............................................          --             --             --      (66,042)
     Extraordinary item - gain on forgiveness of debt .....................          --             --             --      (11,545)
     Depreciation and amortization ........................................       7,398          6,285          3,292        1,341
     Deferred compensation ................................................         417            417             --           --
     Provision for doubtful accounts ......................................       6,040          5,076          4,017        1,492
     Impairment charges ...................................................      20,621             --             --           --
     (Gain)/Loss on sale or abandonment of property and equipment .........       1,477             (8)           315           --
     Adjustment to notes payable offset ...................................         980             --             --           --
     Management stock grant ...............................................          --             --             --          417
  Changes in working capital:
     Accounts receivable ..................................................      (4,902)        33,916         (5,183)       2,652
     Merchandise inventories ..............................................      13,546        (18,417)        (6,155)      (4,592)
     Prepaid expenses and other current assets ............................         963         (1,953)          (190)         552
     Accounts payable-- trade .............................................      (9,102)        21,355           (545)       3,616
     Other accrued liabilities ............................................      (1,939)         3,388         (1,936)       1,921
                                                                               --------       --------       --------     --------
          Net cash provided by (used in) operating
            activities ....................................................     (10,533)        42,812         (8,859)      (2,077)
                                                                               --------       --------       --------     --------

Cash Flows from Investing Activities:
  Purchase of property and equipment ......................................      (2,650)       (13,506)        (6,478)      (2,641)
  Acquisition of stores ...................................................          --         (1,274)            --           --
  Proceeds from sale of assets ............................................         100             13            100           --
  Increase/(decrease) in other assets .....................................         (71)           147           (148)         (21)
                                                                               --------       --------       --------     --------

          Net cash used in investing activities ...........................      (2,621)       (14,620)        (6,526)      (2,662)
                                                                               --------       --------       --------     --------

Cash Flows from Financing Activities:
  Net repayments under revolving credit facility ..........................      (8,566)       (27,947)          (565)     (11,397)
  Borrowings under notes payable ..........................................       8,500             --             --           --
  Repayments of notes payable .............................................        (925)            --             --           --
  Issuance of common stock ................................................      13,140             --         15,012           --
  Notes receivable ........................................................         193            259           (771)          --
                                                                               --------       --------       --------     --------
          Net cash provided by (used in) financing activities .............      12,342        (27,688)        13,676      (11,397)
                                                                               --------       --------       --------     --------

Net increase (decrease) in cash and cash equivalents ......................        (812)           504         (1,709)     (16,136)
Cash and cash equivalents at beginning of year ............................       1,960          1,456          3,165       19,301
                                                                               --------       --------       --------     --------
Cash and cash equivalents at end of year ..................................    $  1,148       $  1,960       $  1,456     $  3,165
                                                                               ========       ========       ========     ========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
     Interest .............................................................    $  2,658       $  2,973       $  1,958     $  2,060
     Income taxes .........................................................    $     --       $     11       $     --     $     --
  Noncash investing and financing activities:
     Exchange of Senior Notes for Common Stock (Note 1) ...................    $     --       $     --       $ 32,088     $     --
     Notes issued in exchange for accounts payable ........................    $ 14,335       $     --       $     --     $     --
     Deferred compensation (Notes 1 and 8) ................................    $     --       $     --       $ (1,251)    $     --
     Stock issued for notes receivable (Note 8) ...........................    $  1,641       $     --       $     --     $     --
     Stock and debt issued for acquisitions (Note 2) ......................    $     --       $  6,983       $     --     $     --

                       See Notes to Financial Statements.

                             SAMUELS JEWELERS, INC.
                          NOTES TO FINANCIAL STATEMENTS
             FOR THE FISCAL YEAR ENDED JUNE 2, 2001, THE FISCAL YEAR
          ENDED JUNE 3, 2000, THE EIGHT MONTHS ENDED MAY 29, 1999, AND
                      THE FOUR MONTHS ENDED OCTOBER 2, 1998
                        (in thousands, except share data)

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

     Upon emergence from Chapter 11 proceedings and with regard to the second quarter of Fiscal 1999 and fiscal periods thereafter, the Company adopted the fresh start reporting requirements of AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code". In accordance with the fresh start reporting requirements, the reorganization value of the Company was allocated to the Company's assets in conformity with the procedures specified by Accounting Principles Board Opinion 16, Business Combinations. In addition the accumulated deficit of the Company was eliminated and its capital structure was revalued in accordance with the Plan. The Company recorded the effects of the Plan and Fresh-Start Reporting as of October 2, 1998. The adjustment to eliminate the Company's accumulated deficit totaled $77.6 million of which $11.6 million was forgiveness of debt and the remaining $66.0 million was Fresh-Start adjustments.

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

     The plan also provided for the payment of certain administrative claims, including tax claims, bank secured claims, and other allowed claims. Holders of Class 6 general unsecured claims received payment at a rate of $0.15 for each dollar of their allowed claims. Substantially all claims were been paid by the Company. On October 2, 1998, as part of its plan of reorganization, Barry's was merged into Samuels.

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


BASIS OF PRESENTATION

Going Concern Basis

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's current senior revolving line of credit expires on October 2, 2001. Management is currently in negotiations to obtain financing to replace this line of credit, however, as of August 28, 2001 the Company has not obtained such financing. Management's plan, to continue as a going concern, consists of obtaining sufficient financing from alternative sources to replace the Company's current credit agreement and improve its profitability by reviewing and improving store operating margins, overhead expenditures and unprofitable stores. Management believes that these improvements, coupled with new financing, will be sufficient to meet the Company's operating needs. However, there is no assurance that alternative financing will be available in the future, and if available, at terms and conditions agreeable to the Company. Should the Company be unable to obtain alternative financing the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Fresh Start Reporting

     The results of operations and cash flows for the four months ended October 2, 1998 include operations prior to the Company's emergence from Chapter 11 proceedings (referred to as "Predecessor") and the effects of Fresh-Start Reporting. The results of operations and cash flows for the fiscal year ended June 2, 2001, the fiscal year ended June 3, 2000 and for the eight months ended May 29, 1999, include operations subsequent to the Company's emergence from Chapter 11 proceedings (referred to as "Successor") and reflect the effects of Fresh-Start Reporting. As a result, the net loss for the fiscal year ended June 2, 2001, the fiscal year ended June 3, 2000, and for the eight months ended May 29, 1999, is not comparable with prior periods and the net income (loss) for the year-to-date period ended May 29, 1999 is divided into Successor and Predecessor and is also not comparable with prior periods.

     The reorganized value, on October 2, 1998, of the Company's common equity of $47.1 million was determined by the Company, with the assistance of financial advisors, by reliance on the Discounted Cash Flow method using the weighted average cost of capital. The reorganized value of the Company was allocated to specific asset categories pursuant to Fresh-Start Reporting. Reorganization Value in Excess of Amounts Allocated to Identifiable Assets reflects the difference in the Company's stock valuation and the Company's net assets.

     The adoption of the Fresh-Start reporting requirements had the following effect on the Company's unaudited Condensed Balance Sheet dated October 2, 1998:

                                                           Pre-           Debt      Exchange                 Additional
                                                       Confirmation    Discharge    of Stock  Fresh-Start  Capitalization   Adjusted
                                                       ------------    ---------   ---------  -----------  --------------  ---------
                                                               ASSETS

Current assets:
   Cash and cash equivalents ........................   $  14,562      $ (11,397)  $      --   $      --      $      --    $   3,165
   Customer receivables, net ........................      43,932             --          --          --             --       43,932
   Merchandise inventories ..........................      31,585             --          --      (5,056)            --       26,529
   Prepaid expenses and other current assets ........       1,017             --          --          --             --        1,017
                                                        ---------      ---------   ---------   ---------      ---------    ---------
Total current assets ................................      91,096        (11,397)         --      (5,056)            --       74,643

Net property and equipment ..........................      14,905             --          --      (1,238)            --       13,667
Other assets ........................................       1,209           (718)         --          --             --          491
Reorganization value in excess of amounts
allocated to identifiable assets, net ...............          --             --          --      17,687             --       17,687
                                                        ---------      ---------   ---------   ---------      ---------    ---------
Total assets ........................................   $ 107,210      $ (12,115)  $      --   $  11,393      $      --    $ 106,488
                                                        =========      =========   =========   =========      =========    =========


                                         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
   Accounts payable - trade .........................   $  12,702      $      --   $      --   $      --      $      --    $  12,702
   Other accrued liabilities ........................      11,932          3,308          --          --             --       15,240
                                                        ---------      ---------   ---------   ---------      ---------    ---------
Total current liabilities ...........................      24,634          3,308          --          --             --       27,942

Liabilities subject to compromise under
reorganization proceedings ..........................     126,499        (73,426)    (53,073)         --             --           --
Long-term debt ......................................          --         46,458          --          --        (15,012)      31,446
Stockholders' equity (deficiency):
   Common stock, no par value; authorized 8,000,000
      shares; Issued and outstanding, 4,029,372
      shares at May 29, 1999 ........................      33,247             --     (33,247)         --             --           --
   Common stock, $.001 par value; authorized
      20,000,000 Shares; issued and outstanding,
      5,001,800 shares at October 2, 1998 ...........          --             --           2          --              3            5
   Additional paid-in capital .......................         417             --      86,318     (54,649)        15,009       47,095
   Accumulated deficit ..............................     (77,587)        11,545          --      66,042             --           --
                                                        ---------      ---------   ---------   ---------      ---------    ---------
Total stockholders' equity (deficiency) .............     (43,923)        11,545      53,073      11,393         15,012       47,100
                                                        ---------      ---------   ---------   ---------      ---------    ---------
Total liabilities and stockholders' deficiency ......   $ 107,210      $ (12,115)  $      --   $  11,393      $      --    $ 106,488
                                                        =========      =========   =========   =========      =========    =========

     During the fourth quarter of Fiscal 2001, the Company evaluated its reorganization value in excess of amounts allocated to identifiable assets, and determined that its value had been impaired. Consequently, the company wrote-off the total net book value of this intangible assets in the amount of $13.0 million in the fourth quarter of Fiscal 2001. See "Notes to Financial Statements
10. Impairment, asset disposal and other expenses".


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Fiscal Year. The Company's fiscal years ended June 2, 2001 ("Fiscal 2001"), June 3, 2000 ("Fiscal 2000") and May 29, 1999 ("Fiscal 1999"), may be referred to herein as such. Fiscal 2000 is a 53-week period. Fiscal 2001 and 1999 are each a 52-week period.

     Cash and Cash Equivalents. The Company considers all highly liquid investments with a maturity at date of purchase of three months or less to be cash equivalents.

     Accounts Receivable. On August 30, 1999 the Company sold its then existing credit card accounts, totaling approximately $46.8 million, to WFN at face value less a holdback reserve. The holdback reserve is to protect WFN against charged-off accounts through the term of the program. The credit card program has an initial term of five years, but provides the parties the option to extend the agreement beyond such initial term. The holdback reserve will be released to the Company at the end of the program. The Company has recorded the holdback reserve net of a valuation allowance to reflect management's estimate of losses based on past performance. Prior to August 30, 1999, the Company offered its merchandise on credit terms to qualified customers. In accordance with industry practice, accounts receivables were included in current assets in the Company's balance sheet. As of June 2, 2001, the holdback reserve was $5.3 million, net of a valuation allowance of $4.8 million.

     Merchandise Inventories. Merchandise inventories, substantially all of which represent finished goods, are stated at the lower of cost or market. Cost is determined using the average cost method.

     Property and Equipment. Property and equipment in existence as of October 2, 1998 were stated at fair values as of that date pursuant to Fresh-Start reporting adopted in connection with the Reorganization. See "Notes to Financial Statements--1. Reorganization." Additions since October 2, 1998 are recorded at cost.

     Depreciation and amortization of leasehold improvements, furniture and fixtures and computers and equipment are computed by the straight-line method over the lesser of related lease terms or the estimated useful lives of such assets as set forth in the following table:

                                                  USEFUL LIVES
                                                    IN YEARS
                                                  ------------
                  Leasehold improvements             10-15
                  Furniture and fixtures              5-10
                  Computers and equipment             5

     Impairment of Long-lived Assets. Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of," requires an entity to review long-lived tangible and intangible assets for impairment and recognize a loss if expected future undiscounted cash flows are less than the carrying amount of the assets; such losses are measured as the difference between the carrying value and the estimated fair value of the assets. The estimated fair value is determined based on expected discounted future cash flows.

     Goodwill. Goodwill, which represents the excess of purchase price over fair value of net assets acquired, was amortized on a straight-line basis over 10 years. During the fourth quarter of Fiscal 2001 the Company recorded an impairment write-off of $4.1 million on the goodwill, all of which was acquired in the C&H Rauch acquisition. See "Notes to Financial Statements--10. Impairment, asset disposal and other expenses." Amortization of goodwill during Fiscal 2001 and Fiscal 2000 was $0.5 and $0.3, respectively.

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

     Reorganization Costs. Expenditures directly related to the Chapter 11 filing are classified as reorganization costs and were expensed as incurred. See "Notes to Financial Statements--9. Reorganization Costs."

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

     Accounting for Acquisitions. The Company has accounted for the acquisition of the assets of JewelryLine.com and the former Silverman's and Musselman's stores using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based upon their preliminary fair values at the date of acquisition. The Company included the results of operations for these stores in its Statement of Operations at the time the Company began operating each store.

     Henry Silverman Jewelers, Inc.--On July 27, 1999, the Company entered into a purchase agreement with Henry Silverman Jewelers, Inc. ("Silverman's") to acquire its tradenames, customer lists, fixtures and the lease rights for 14 Silverman's stores. The Company's purchase price for these assets was 54,600 shares of its common stock, then valued at approximately $0.3 million. The Company did not assume any of Silverman's liabilities or acquire any of Silverman's remaining assets as part of the purchase agreement. The shares of common stock were issued and registered under the Company's shelf registration statement on Form S-1, declared effective by the SEC on June 9, 1999. The Company also issued 2,500 shares of its common stock to an individual as a finder's fee as part of the transaction. The Company currently operates these 11 stores in five states under the name "Samuels Diamonds".

     Musselman Jewelers--Pursuant to an asset purchase agreement that was entered into in December 1999, the Company acquired from Wilkerson & Associates substantially all of its interests in and rights to 14 Musselman Jewelers stores ("Musselman"), including tradenames, customer lists, fixtures and the lease rights related to such stores. The Company's purchase price for these assets was 60,000 shares of its common stock, then valued at approximately $0.5 million. Under the terms of the asset purchase agreement, Wilkerson & Associates has the right to put back the shares to the Company at $11.45 per share, on the second anniversary of the date of closing. The liability, for this put option, is included in other accrued liabilities. The Company did not assume any of Musselman's liabilities and did not acquire any of Musselman's other assets as part of the acquisition. The 60,000 shares of the Company's common stock were registered under the Company's shelf registration statement on Form S-1, as amended by Post-Effective Amendment No. 1 on Form S-4 to Form S-1 Registration Statement. The Company currently operates three of these stores all as "Samuels" under Musselman's prior lease agreements.

     C & H Rauch, Inc.--In November 1999, the Company acquired substantially all of the assets of C & H Rauch, Inc. ("Rauch") through the purchase of all of the outstanding stock of Rauch. The Company's net purchase price for this acquisition was approximately $20.0 million, consisting of $2.0 million in cash, notes payable in the amount of $6.0 million (see "Notes to Financial Statements --5. Notes Payable") and approximately $12.0 million in liabilities assumed.
The Company's acquisition of Rauch added 40 new stores, including operations in the states of Kentucky, Ohio, Indiana, West Virginia and Virginia. Upon completion of the acquisition, Rauch was merged with and into the Company. Currently, the Company continues to operate 24 of these stores under the "C&H Rauch" nameplate and has converted 3 stores to "Samuels".

     The Company accounted for the Rauch acquisition using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed based upon their preliminary fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was approximately $4.9 million, which the Company recorded as goodwill and was amortizing on a straight-line basis over ten years. The Company has included the results of operations for the Rauch acquisition in its Statement of Operations beginning November 1999. The Rauch home office was closed at the end of January 2000, the lease on its home office was cancelled and the functions performed in Lexington, Kentucky have been absorbed by the Company's home office in Austin, Texas. The net purchase price was allocated as follows (in thousands):

     Cash and cash equivalents                         $   726
     Accounts receivable                                   339
     Merchandise inventories                            10,168
     Prepaid expenses and other current assets           3,046
     Leasehold improvements, furniture and fixtures        855
     Goodwill                                            4,851
                                                       -------
         Total purchase price                          $19,985
                                                       =======

     During Fiscal 2001 the Company incurred additional expenses related to the acquisition of C&H Rauch, Inc. totaling $1.1 million. These costs were charged to operating expense during the year.

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

     The Company also began online jewelry shopping operations during Fiscal 2000. As of March 8, 2000, the Company acquired the online operations and assets of JewelryLine.com, Inc. ("JewelryLine") , including the registered domain names, related to JewelryLine's operation of an online Internet site for the sale of jewelry and related items. The Company's purchase price for the JewelryLine assets was 35,000 shares of the Company's common stock, then valued at approximately $0.3 million, that were registered pursuant to the Company's shelf registration statement on Form S-1, as amended by Post-Effective Amendment No. 1 on Form S-4 to Form S-1 Registration Statement. The Company did not assume any of JewelryLine's liabilities as part of the transaction. The Company also registered Samuels.cc and SamuelsJewelers.com web site locations and began offering merchandise at such locations, along with JewelryLine.com, on April 17, 2000.

     Accounting for Stock-based Compensation. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" ("SFAS No. 123") requires compensation expense equal to the fair value of an option grant to be estimated using accepted option-pricing formulas when an option is granted. The compensation may either be charged to the statement of operations or set forth as pro forma information in the footnotes to the financial statements, depending on the method elected by the Company upon adoption of the standard. The Company has elected to continue using the intrinsic value method in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," for stock option expense recognition and has disclosed the proforma effects of SFAS No. 123. See "Notes to Financial Statements--8. Stockholders' Equity."

     Disclosure about Segments of an Enterprise and Related Information. The Company is not engaged in multiple businesses or geographic segments requiring separate disclosure under SFAS No. 131.

     Newly Issued Accounting Standards. In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 2000. Therefore, the Company adopted SFAS No. 133 for its fiscal year beginning June 3, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments that require every derivative to be recorded on the balance sheet as an asset or liability measured at its fair value. The statement also defines the accounting for the change in the fair value of derivatives depending on their intended use. The Company's adoption of SFAS No. 133 did not have a material impact on its financial condition or results of operations.

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations. This standard eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS 141 is effective for business combinations completed after June 30, 2001. The Company does not expect SFAS 141 to have a material effect on the Company's financial position or results of operations.

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Intangible Assets, which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually and also in the event of an impairment indicator. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt the pronouncement in their fiscal year beginning after December 15, 2001. Management believes that the adoption of SFAS 142 will not have a material impact on the Company's financial position or results of operations. See "Notes to Financial Statements--10. Impairment, Asset Disposal and Other Expenses".

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



3. INVENTORY VALUATION

     In connection with the implementation of Fresh-Start reporting, the Company increased its inventory valuation reserve to $7,274 at October 2, 1998 in order to adjust the carrying value of its inventory to its net realizable value. The inventory valuation reserve was $0 at June 2, 2001, and $460 at June 3, 2000. The reduction in the inventory valuation reserve is the result of sales of aged merchandise below normal margin levels.



4. OTHER ACCRUED LIABILITIES


     Other accrued liabilities consist of the following as of the fiscal years ended:

                                           JUNE 2,        JUNE 3,
                                            2001           2000
                                           -------        -------
Accrued wages and benefits ........        $ 3,555        $ 3,920
Accrued bankruptcy claims .........            654            904
Accrued professional fees .........            291            403
Sales tax .........................            723          1,113
Layaway and customer refunds ......            854          1,232
Accrued interest ..................            223            151
Accrued rent ......................          1,161            921
Payable to WFN ....................            284            816
Deferred revenue ..................            198            633
Property tax ......................            436            403
Other accrued expenses ............          8,586          7,640
                                           -------        -------
                                           $16,965        $18,136
                                           =======        =======

5. NOTES PAYABLE

     On October 2, 1998, the Company entered into a three-year, $50.0 million financing agreement with Foothill Capital Corporation as a lender and as agent for a lender group (the "Lenders"). The Lenders are committed to make revolving advances to the Company in amounts determined based on percentages of eligible inventory. The annual rate of interest will be, at the Company's option, (i) 2.25% per annum over the Eurodollar rate or (ii) 0.5% per annum over the bank's prime rate, provided, however, that in no event will the applicable interest rate on any advance be less than 7% per annum. Interest charges are payable monthly. Upon the occurrence and during the continuation of any event of default under the financing agreement, all obligations will bear interest at a per annum rate equal to three percentage points above the otherwise applicable interest rate. As collateral for any and all obligations to the lenders under the financing agreement, the Company granted a first priority perfected security interest in and to substantially all of its owned or thereafter acquired assets, both tangible and intangible. The financing agreement contains quarterly covenants which include its meeting a minimum level of tangible net worth, a minimum level of borrowing availability under the line of credit and prohibits the payment of dividends. The Company entered into Amendment Number One to the Loan and Security Agreement with the Lenders on April 15, 1999, Amendment Number Two on August 30, 1999, Amendment Number Three on November 24, 1999, Amendment Number Four on January 25, 2000, and Amendment Number Five on June 2, 2000. These amendments allowed for the sale of the credit card portfolio, the acquisition of stores and adjusted some of the covenants required of the Company under this financing agreement. On April 30, 2001, the Company entered into Amendment Number Six which allowed for a new loan agreement between the Company and lenders represented by DDJ Capital Management, LLC, as discussed below, and adjusted some of the financial covenants required of the Company.

     As of June 2, 2001, the Company had direct borrowings of $16.0 million outstanding under the senior revolving line of credit, with an interest rate of 7.1% on $13.0 million and 6.3% on $3.0 million. The weighted average interest rate for the fiscal year ended June 2, 2001, was 9.3%. As of June 2, 2001 the Company had additional credit available under the line of approximately $1.7 million.

     As a result of its cash losses and in order to meet its liquidity needs, the Company entered into a loan agreement and junior security agreement on April 30, 2001, with lenders represented by DDJ Capital Management, LLC acting as their agent, in order to address the Company's liquidity needs. The agreement provides up to $15 million for working capital needs based on percentages of eligible inventory and the level of borrowings outstanding under the senior revolving line of credit and also includes the lending of an additional $14.3 million arising out of the purchase at a discount of a portion of the Company's accounts payable during the second quarter of Fiscal 2001. Interest is payable monthly. The interest rate on borrowings under this agreement is 20% per annum through October 31, 2001 and then increases by .25% per month until the expiration of the agreement in June 2002. Upon the occurrence and during the continuance of any event of default, interest shall accrue at a per annum rate that is 2% above the otherwise applicable rate. Under terms of the junior security agreement, the Company granted a security interest in and to substantially all owned or thereafter acquired assets, both tangible and intangible, as collateral for amounts borrowed under the loan agreement. The security provided by the Company is subordinated to the secured liens the Company provides to the lenders under its senior revolving credit facility per the terms of the junior security agreement and a separate intercreditor and subordination agreement that was entered into by and between the lenders of the senior revolving credit facility and the lenders of the new loan agreement.

     As of June 2, 2001 the Company had direct borrowings of $22.8 million outstanding under the loan agreement with the lenders represented by DDJ Capital Management, LLC with an interest rate of 20.0%. As of June 2, 2001 the Company had additional credit available under the line of approximately $6.5 million.

     In conjunction with the Company's acquisition of Rauch, the Company issued three promissory notes due and payable for $2.0 million each in January 2000, 2001 and 2002, respectively. The first promissory note, due January 2000, has been paid. The two remaining notes have a stated interest rate of 7% per annum with interest due and payable beginning January 15, 2000 and on each successive six-month anniversary thereafter until the notes are paid in full. The Company has not paid the January 2001 installment. The holders of the promissory note for payment in January 2001 have brought an action for payment thereon. The Company intends to defend the action based upon rights it negotiated as part of the purchase of C&H Rauch, Inc. See "Notes to Financial Statements--11. Subsequent Event." Samuels may offset its payment obligations under these notes to the extent and in the event any liabilities arise that were not accounted for and not disclosed in the unaudited balance sheet of Rauch as of October 31, 1999. Accordingly, the Company has offset the amounts due under such notes by $1.8 million, which represents the amount the Company believes was not accounted for and not disclosed as of October 31, 1999. Upon the occurrence and during the continuation of an event of default under the notes, Samuels' payment obligations may bear interest at a per annum rate of 15%.




6. INCOME TAXES



     During Fiscal 2001, the Company's net operating losses (NOLs) increased by approximately $ 22.0 million. During Fiscal 2000, the Company's NOLs increased by approximately $10.0 million. As of June 2, 2001, the Company had NOL carryforwards for federal income tax purposes of approximately $101.0 million. Approximately $40.0 million of this NOL carryforward is related to losses incurred subsequent to October 2, 1998, which may be used in their entirety to offset future taxable income. The remaining carryforward, from prior to October 2, 1998, is subject to an annual limitation on its use of approximately $1.7 million. These losses begin to expire in 2012. In addition, the Company has alternative minimum tax credit carryforwards of $109. These credits do not expire. The Company maintains a full valuation allowance against the net deferred tax assets, which in Management's opinion reflects the net deferred tax asset that is more likely than not to be realized.

     The provision for income taxes includes the following:

                                                         SUCCESSOR
                       SUCCESSOR       SUCCESSOR          FOR THE        PREDECESSOR
                      FOR THE YEAR    FOR THE YEAR     EIGHT MONTHS      FOR THE FOUR
                          ENDED          ENDED            ENDED          MONTHS ENDED
                         JUNE 2,         JUNE 3,          MAY 29,         OCTOBER 2,
                          2001            2000             1999             1998
                      ------------    ------------     ------------      -----------
Current:
  Federal .....        $      --        $      --        $      --        $      --
  State .......               --               11               --               --
                       ---------        ---------        ---------        ---------
                              --               11               --               --
                       ---------        ---------        ---------        ---------
Deferred:
  Federal .....               --               --               --               --
  State .......               --               --               --               --
                       ---------        ---------        ---------        ---------
                       $      --        $      11        $      --        $      --
                       =========        =========        =========        =========

     The Company's effective tax rate differs from the statutory federal income tax rate as follows:

                                   SUCCESSOR     SUCCESSOR   SUCCESSOR FOR  PREDECESSOR
                                  FOR THE YEAR  FOR THE YEAR   THE EIGHT    FOR THE FOUR
                                     ENDED         ENDED      MONTHS ENDED   MONTHS ENDED
                                     JUNE 2,       JUNE 3,      MAY 29,      OCTOBER 2,
                                      2001          2000          1999          1998
                                  ------------  ------------ -------------  -------------
Statutory rate ...............       (35.0)%       (35.0)%       (35.0)%       (35.0)%
Surtax benefit ...............         1.0           1.0           1.0           1.0
Valuation allowance ..........        34.0          34.0          34.0          34.0
Other ........................          --            --            --            --
                                      ----          ----          ----          ----
                                       0.0%          0.0%          0.0%          0.0%
                                      ====          ====          ====          ====

     Significant components of the Company's deferred income taxes are as follows:

                                                      JUNE 2,          JUNE 3,
                                                       2001             2000
                                                     --------         --------
Current tax assets (liabilities):
  Reserve for bad debts .....................        $  1,632         $  1,167
  Inventory .................................             804              729
  Vacation accrual ..........................             232              328
  State franchise taxes .....................              --              680
  Restructuring reserve .....................              --              486
  Other .....................................             203               --
                                                     --------         --------
                                                        2,871            3,390
                                                     --------         --------
Noncurrent tax assets (liabilities):
  State franchise taxes .....................              --             (655)
  Property and equipment ....................           1,301              713
  Net operating loss carryforwards ..........          34,436           16,737
  Other .....................................           1,971              682
                                                     --------         --------
                                                       37,708           17,477
Total deferred tax assets ...................          40,579           20,867
Valuation allowance .........................         (40,470)         (20,758)
                                                     --------         --------
Net deferred tax assets .....................        $    109         $    109
                                                     ========         ========

7. COMMITMENTS AND CONTINGENCIES


     The Company leases store and office facilities and certain equipment used in its regular operations under operating leases, which expire at various dates through 2011. The store leases provide for additional rentals based upon sales and for payment of taxes, insurance and certain other expenses. Base rental expense is amortized on a straight-line basis over the life of the lease. Rent expense is charged to operations as follows:

                                                                            PREDECESSOR
                           SUCCESSOR        SUCCESSOR     SUCCESSOR FOR       FOR THE
                          FOR THE YEAR    FOR THE YEAR      THE EIGHT       FOUR MONTHS
                             ENDED            ENDED        MONTHS ENDED        ENDED
                            JUNE 2,          JUNE 3,         MAY 29,         OCTOBER 2,
                              2001            2000             1999             1998
                          ------------    ------------    -------------     -----------
Minimum rentals             $ 2,457          $ 1,822          $ 5,078          $ 2,620
Contingent rentals           12,617           10,698            1,218              536
                            -------          -------          -------          -------
                            $15,074          $12,520          $ 6,296          $ 3,156
                            =======          =======          =======          =======

     Minimum rental commitments for all remaining noncancelable leases in effect as of June 2, 2001 are as follows for the fiscal years ended May:

                         2002.............    $ 10,761
                         2003.............      10,157
                         2004.............       9,084
                         2005.............       7,714
                         2006.............       6,613
                         Thereafter.......      18,139
                                              --------
                                              $ 62,468
                                              ========

     The Company enters into consignment inventory agreements with its key vendors in the ordinary course of business. During Fiscal 2001 consignment inventory on hand ranged from $27.9 to $44.5 million. These amounts are excluded from the merchandise inventory balance on the accompanying balance sheet. Consignment inventory was approximately $28.6 million and $44.5 as of June 2, 2001 and June 3, 2000, respectively.

     On August 16, 2001, Harry S. Cohen and Steven D. Singleton, the former owners of all of the issued and outstanding stock of C&H Rauch, Inc., filed an action against the Company in the Kentucky Circuit Court of Fayette County, Kentucky seeking the payment of $2,475,000 pursuant to a promissory note for payment in January 2001 that was executed and delivered to them by the Company as part of the purchase price paid by the Company in the acquisition of C & H Rauch, Inc. The Company intends to defend the suit vigorously based upon its belief that any payment under such note is subject to rights that it negotiated as part of such note and the other transaction documents for such acquisition.

     Additionally, the Company is from time to time involved in routine litigation incidental to the conduct of its business. Based upon discussions with legal counsel, management believes that its litigation currently pending will not have a material adverse effect on the Company's financial position, results of operations or cash flows.



8. STOCKHOLDERS' EQUITY


     Stock Option Plans. In 1998 the Company adopted a stock option plan for certain of its officers and key employees. The number of shares of common stock that can be purchased pursuant to this plan cannot exceed 500,000 and must be granted prior to October 2, 2008. The exercise price for options granted under this plan may not be less than the fair market value of the Company's common stock at the date of grant. These options become exercisable over a four-year period and vest 25% per year. As of June 2, 2001, the Company had 348,805 options outstanding with an average exercise price of $4.247 per share (ranging from $0.600 to $7.875 per share).

     In 1998 the Company also adopted a stock option plan for its non-employee directors. The number of shares of common stock that can be purchased pursuant to this plan cannot exceed 250,000 and must be granted prior to September 30, 2008. The exercise price for options granted under this plan may not be less than the fair market value of the Company's common stock at the date of grant. These options become exercisable over a four-year period and vest 25% per year. As of June 2, 2001, the Company had 70,000 options outstanding with an average exercise price of $5.833 per share, (ranging from $5.500 to $6.667 per share).

     The following table summarizes the status of the Company's stock option plans:

                                          NUMBER OF      WEIGHTED AVERAGE
                                           OPTIONS           OPTIONS
                                          ---------      ----------------
Outstanding as of October 2, 1998                --              --
         Granted                            256,200           $6.67
         Canceled/Exercised                      --              --
                                           --------           -----
Outstanding as of May 29, 1999              256,200            6.67
         Granted                            170,575            4.99
         Canceled                           (21,900)           6.50
         Exercised                               --              --
                                           --------           -----
Outstanding as of June 3, 2000              404,875            5.97
         Granted                            161,940            2.26
         Canceled                          (148,010)           6.03
         Exercised                               --              --
                                           --------           -----
Outstanding as of June 2, 2001              418,805           $4.51
                                           ========           =====

     The following table summarizes information about options outstanding and exercisable as of June 2, 2001:

                 RANGE OF          NUMBER       WEIGHTED AVERAGE    WEIGHTED AVERAGE      NUMBER       WEIGHTED AVERAGE
              EXERCISE PRICES    OUTSTANDING    CONTRACTUAL LIFE     EXERCISE PRICE     EXERCISABLE     EXERCISE PRICE
              ---------------    -----------    ----------------    ----------------    -----------    ----------------
              $0.60 to $7.875      418,805             10                 $4.51           103,856             $6.172

     The company has elected to follow APB 25 and related interpretations in accounting for its stock options. Accordingly, no compensation expense has been recognized since stock options granted under these plans were at exercise prices which approximated market value at the grant date. Had compensation expense been determined for stock option grants using fair value methods provided for in SFAS No. 123, Accounting for Stock Based Compensation, the Company's pro forma net loss and net loss per common share would have been the amounts indicated below:


                                                 FISCAL YEAR ENDED   FISCAL YEAR ENDED   39 WEEKS ENDED
                                                   JUNE 2, 2001        JUNE 3, 2000       MAY 29, 1999
                                                 -----------------   -----------------   --------------
                                                            (in thousands except share data)
Compensation cost                                    $      69           $     300           $     573
Net loss:
     As reported                                     $ (46,032)          $  (7,247)          $  (2,474)
     Pro forma                                       $ (46,101)          $  (7,547)          $  (3,047)
Net loss per share
     As reported                                     $   (5.92)          $   (1.43)          $   (0.49)
     Pro forma                                       $   (5.93)          $   (1.49)          $   (0.61)
Stock option share data:
     Stock options granted during period               161,940             170,575             256,200
     Weighted average option fair value(a)           $    0.96           $    2.58           $    3.15

(a) Calculated in accordance with the Black-Scholes option pricing model, using the following assumptions:

     (1) For Fiscal 2001 grants; expected life of 6.54 years; expected volatility of 35%; expected dividend yield of 0% and risk-free rates of return as of the date of grant of 4.6% based on the yield of the U.S. Treasury securities nearest in life to the average expected lives at the date of grant.

     (2) For Fiscal 2000 grants; expected life of 7.23 years; expected volatility of 35%; expected dividend yield of 0% and risk-free rates of return as of the date of grant of 5.8% based on the yield of the U.S. Treasury securities nearest in life to the average expected lives at the date of grant.

     (3) For 39 weeks ended May 29, 1999, grants; expected life of 7.78 years; expected volatility of 35%; expected dividend yield of 0% and risk-free rates of return as of the date of grant of 4.8% based on the yield of the U.S. Treasury securities nearest in life to the average expected lives at the date of grant.

     Warrants. At June 2, 2001 the Company had 259,925 warrants outstanding which were issued to stockholders of Barry's Jewelers, Inc as a part of the Company's Reorganization. Beginning October 2, 1998, the warrants are exercisable over a five-year period with strike prices ranging from $19.69 to $24.00 per share. The Company has an option that, upon the occurrence of certain transactions, allows the Company to call the warrants at a price equal to the greater of $0.20 or the net exercise value (i.e., the difference between the fully diluted market price of the common stock and the strike price of the warrant.)

     401(k) Retirement Plan. The Predecessor's Board of Directors adopted a qualified 401(k) retirement plan effective June 1, 1995. Substantially all full-time employees of the Company, age 21 and older, are eligible to participate in the Company's 401(k) plan beginning the first day of the month following the date of employment. Employees may elect to contribute 1% to 15% of their compensation, subject to certain IRS limitations. Effective June 1, 1999, the plan was amended, changing its name to Samuels 401(k) Plan, changing the plan record keeper, changing the eligibility period to the first day of the month following the date of employment, and changing the plan year to a calendar year. Employer matching contributions are determined annually by a Board of Directors resolution. The Board of Directors agreed to match contributions for calendar year 1998 and 1999 at $0.50 per dollar of contribution up to a 6% deferral rate. The Board of Directors agreed to match contributions for calendar year 2000 at $.07 per dollar of contribution up to a 6% deferral rate. The match can be made in dollars or in the form of Company stock valued as of the last day of the Plan Year. Participants are partially vested in employer matching contributions after two years and fully vested after five years of employment with the Company. Employer contributions were $51, $186 and $83 for calendar 2000, 1999, and 1998, respectively.

     Employee Incentive Stock Grant. On October 2, 1998, the Company issued 250,000 restricted shares of common stock to certain key executives as part of their employment agreements provided for in the Plan of Reorganization. These grants vest 25% per year, commencing on the grant date and each of the first three anniversaries thereof. At June 2, 2001, 62,500 shares were unvested. As a result of these grants, the Company recognized deferred compensation expense in the amount of $0.4 million for Fiscal 2001. The deferred compensation expense is being recognized over the remaining vesting period.

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

     Notes Receivable. As part of the employment agreements for certain key executives, the Company made loans in the amount of $936 in Fiscal 1999, $59 in Fiscal 2000, and $63 in Fiscal 2001 (and agreed to issue more loans as shares vest) to help defray the tax expense of the above stock grants. These notes bear interest at the applicable federal short-term rate when issued and are payable in quarterly installments over the three-year vesting schedule. If, however, the executive is employed on the quarterly due date, a bonus in the amount of the principal then due is then payable. The Company recorded deferred compensation expense in the full amount of the notes issued. The deferred compensation expense is amortized over the remaining vesting period.

     In July 2000, as part of the purchase by certain officers of the Company in a private placement of the Company's common stock, the Company permitted officers to purchase common stock in return for a combination of a promissory note for up to 90% of such officer's purchase price of the common stock and cash. The total amount of notes issued was $1.6 million. The notes are 100% recourse as to accrued interest and range from 25% to 33% recourse as to principal. The notes require payment in full by the seventh anniversary of the date of the amount of the respective loan, and the related accrued interest, for the purchase price of the common stock. The notes accrue interest at a rate per annum equal to the federal mid-term rate of interest published by the U.S. Treasury in accordance with IRC Section 1274(d). The notes require a mandatory annual prepayment of the principal and accrued interest on the respective note in an amount equal to the lesser of 25% of the pre-tax amount of any cash bonus paid by the Company to the respective officer and the sum of accrued and unpaid interest owing on the respective note plus the unpaid principal amount outstanding on the note. Each officer may elect for one year in the seven-year period to omit the inclusion of the unpaid principal amount outstanding on the note under the foregoing calculation. The notes permit the suspension of the payment of the applicable prepayment amounts as long as an officer has made sufficient deferrals of amounts from the officer's base salary and any bonuses under the Company's Deferred Compensation Plan to equal the prepayment amounts that are being suspended. The Deferred Compensation Plan provides for the withholding of a percentage of an eligible employee's base salary and any bonus for a period not to exceed the seven-year anniversary of the date of the first deferral under the plan. The Company credits amounts deferred under the Deferred Compensation Plan to a book entry account of the Company for each participant in the plan and such amounts shall accrue interest at a rate equal to the prime rate of interest in effect from time to time. The total amount withheld under the Company's Deferred Compensation Plan during Fiscal 2001 was $44.

9. REORGANIZATION COSTS



     Reorganization costs consisted of the following:

                                                                          SUCCESSOR        PREDECESSOR
                                                                        FOR THE EIGHT      FOR THE FOUR       PREDECESSOR
                                                                            MONTHS           MONTHS             FOR THE
                                                                            ENDED             ENDED           YEAR ENDED
                                                                            MAY 29,         OCTOBER 2,           MAY 30,
                                                                             1999              1998               1998
                                                                        -------------      ------------       -----------
Professional fees ...............................................          $     --          $  3,196           $  5,662
Loss on disposal of property and equipment (related to
store closures and the Company's former headquarters) ...........                --               379              2,448
Adjustments to pre-petition unsecured liabilities ...............                --                --              1,440
Provision for lease rejection claims ............................                --                81              1,127
Employee costs related to the Chapter 11 filing .................               400               239                696
Other ...........................................................                --               926                586
Interest earned on accumulated cash resulting from
Chapter 11 filing ...............................................                --              (384)              (825)
                                                                           --------          --------           --------
Total ...........................................................          $    400          $  4,437           $ 11,134
                                                                           ========          ========           ========

     Cash paid (net of interest income) for reorganization costs during the years ended June 2, 2001, June 3, 2000, the eight months ended May 29,1999, the four months ended October 2, 1998, and the year ended May 1998 amounted to $.3 million, $1.4 million, $2.5 million, $2.3 million and $3.6 million, respectively.



10. IMPAIRMENT, ASSET DISPOSAL AND OTHER EXPENSES

     During Fiscal 2001, as part of its repositioning strategy the Company closed 38 under-performing stores. As a result of these closures the Company recorded approximately $2.4 million in expenses including the loss on disposal of assets and payments made to landlords for lease terminations. Amounts associated with these closures are included in impairment, asset disposal and expenses for the year ended June 2, 2001.

     The Company evaluated its goodwill associated with the purchase of C&H Rauch and its reorganization value in excess of amounts allocated to identifiable assets, and determined that their value had been impaired. Consequently, the company wrote-off the total net book value of these intangible assets in the amount of $17.1 million in the fourth quarter of Fiscal 2001. Amortization of these intangible assets in Fiscal 2001 was $2.3 million.

     The Company reviewed the expected future cash flows from property and equipment associated with its retail stores. As a result of recent trends, the Company recognized a loss of $3.3 million during the fourth quarter of Fiscal 2001 for the impairment of assets at certain stores.

     The Company also recorded a charge of $1.1 million for costs related to the purchase of C & H Rauch.



11. SUBSEQUENT EVENTS

     Promissory Note Demand for Payment. On August 16, 2001, Harry S. Cohen and Steven D. Singleton, the former owners of all of the issued and outstanding stock of C & H Rauch, Inc., filed an action against the Company in the Kentucky Circuit Court of Fayette County, Kentucky seeking the payment of $2,475,000 pursuant to a promissory note for payment in January 2001 that was executed and delivered to them by the Company as part of the purchase price paid by the Company in the acquisition of C & H Rauch, Inc. The Company intends to defend the suit vigorously based upon its belief that any payment under such note is subject to rights that it negotiated as part of such note and the other transaction documents for such acquisition.

12. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

 Unaudited quarterly results for the years ended June 2, 2001 and June 3, 2000 were as follows (amounts in thousands except per share data):

                                                                     FISCAL 2001
                                                            FOR THE THREE MONTHS ENDED
                                            June 2,         March 3,        December 2,     September 2,
                                             2001             2001             2000             2000
                                           --------         --------        -----------     ------------
Net Sales .........................        $ 26,773         $ 57,359         $ 34,381         $ 29,531
Gross margin ......................           7,748           21,955            8,545            9,194
Net earnings (loss) ...............         (30,874)           2,001          (10,948)          (6,211)
Earnings (loss) per share:
   Basic and diluted ..............        $  (3.87)        $   0.25         $  (1.37)        $  (0.86)

                                                                   FISCAL 2000
                                                           FOR THE THREE MONTHS ENDED
                                            June 3,       February 26,     November 27,      August 28,
                                             2000             2000             1999             1999
                                           --------       ------------     ------------      ----------
Net Sales .........................        $ 36,624         $ 73,302         $ 26,470         $ 21,131
Gross margin ......................          14,519           31,287            9,577            7,045
Net earnings (loss) ...............          (8,075)           8,651           (4,519)          (3,304)
Earnings (loss) per share:
   Basic ..........................        $  (1.57)        $   1.70         $  (0.89)        $   (.66)
   Diluted ........................        $  (1.57)        $   1.68         $  (0.89)        $   (.66)

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Samuels Jewelers, Inc.
Austin, Texas

We have audited the financial statements of Samuels Jewelers, Inc., as of June 2, 2001 and June 3, 2000 (Successor Company balance sheets), and the related statements of operations, stockholders' equity (deficiency) and cash flows for the years then ended, the eight months ended May 29, 1999 (Successor Company operations), and the four months ended October 2, 1998 (Predecessor Company operations), and have issued our report thereon dated August 29, 2001, which report expresses an unqualified opinion and includes an explanatory paragraph regarding AICPA Statement of Position 90-7, "Financial Reporting for Entities in Reorganization Under the Bankruptcy Code," for the Successor Company as a new entity with assets, liabilities, and a capital structure having carrying values not comparable with prior periods and an explanatory paragraph relating to substantial doubt about the Company's ability to continue as a going concern (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule listed in the Index at Item 14 of this Annual Report on Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




Dallas, Texas
August 29, 2001

                                   SCHEDULE II
                             SAMUELS JEWELERS, INC.

                         VALUATION & QUALIFYING ACCOUNTS
                                 (in thousands)

                                            BALANCE AT     CHARGE TO                    BALANCE AT
                                            BEGINNING      COSTS AND     DEDUCTIONS/      END OF
                                            OF PERIOD      EXPENSES         OTHER         PERIOD
                                            ----------    ----------     -----------    ----------
YEAR END 2001:
  Allowance for doubtful accounts           $    3,434    $    6,040     $  (4,674)     $    4,800
  Inventory valuation allowance(1)          $      460    $       --     $    (460)     $       --
YEAR END 2000:
  Allowance for doubtful accounts           $    5,120    $    5,076     $  (6,762)     $    3,434
  Inventory valuation allowance(1)          $    5,336    $      700     $  (5,576)     $      460
YEAR END 1999:
  Allowance for doubtful accounts           $    7,099    $    5,509     $  (7,488)     $    5,120
  Inventory valuation allowance(1)          $    2,218    $    5,056     $  (1,938)     $    5,336

---------------

     (1) The inventory valuation allowance was adjusted by $5,056 as of October 2, 1998, as a part of the Company's adoption of the Fresh-Start reporting requirements of Statement of Position 90-7. See "Notes to Financial Statements--1. Reorganization and Basis of Presentation."

                                INDEX TO EXHIBITS

Exhibit No.       Description
-----------       -----------
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

         10.1(g) Amendment Number Six to Loan and Security Agreement entered into as of April 30, 2001, among the Company, Foothill Capital
                  Corporation and the financial institutions listed on the signature pages thereto.(10)

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

         10.13    Samuels Jewelers, Inc. 1998 Stock Option Plan.(8)

         10.14    Samuels Jewelers, Inc. 1998 Stock Option Plan for Non-Employee
                  Directors.(9)

         10.15    Loan Agreement, dated as of April 30, 2001, among Samuels
                  Jewelers, Inc., the lenders party thereto and DDJ Capital
                  Management, LLC, as agent for the lenders.(10)

         10.16    Junior Security Agreement, dated as of April 30, 2001, among
                  Samuels Jewelers, Inc., lenders party thereto and DDJ Capital
                  Management, LLC, as agent for the lenders.(10)

         10.17    Intercreditor and Subordination Agreement, dated as of April
                  30, 2001, among Foothill Capital Corporation, LaSalle Business
                  Credit, Inc., Sunrock Capital Corp. and DDJ Capital
                  Management, LLC, as acknowledged by Samuels Jewelers, Inc.(10)

         23.1     Consent of Independent Auditors.(7)

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

(2) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended August 29, 1998.

(3) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended May 29, 1999.

(4) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended November 27, 1999.

(5) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended February 26, 2000.

(6) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 3, 2000

(7)      Filed herewith.

(8) Incorporated by reference to Annex A of the Company's Proxy Statement on Schedule 14A dated October 21, 1998.

(9) Incorporated by reference to Annex B of the Company's Proxy Statement on Schedule 14A dated October 21, 1998.

(10) Incorporated by reference to the Company's Current Report on Form 8-K filed July 19, 2001.