Form 10-Q
period 2001-09-01
SAMUELS JEWELERS INC
filed 2001-10-16
CIK 790360

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT to SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 1, 2001. Commission File Number 0-15017


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

As of October 8, 2001, the Registrant had 7,992,726 shares of common stock, par value $.001 per share, outstanding.

                             SAMUELS JEWELERS, INC.

                                    FORM 10-Q

                                      INDEX



                                                                                                  PAGES
PART I            FINANCIAL INFORMATION (unaudited)

                  ITEM 1.  Financial Statements
                           Balance Sheets                                                             3

                           Statements of Operations                                                   4

                           Statements of Cash Flows                                                   5

                           Notes to Financial Statements                                              6


                  ITEM 2.  Management's Discussion and Analysis of Financial Condition
                           and Results of Operations                                                 11

                  ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk                 15

PART II           OTHER INFORMATION

                  ITEM 1.  Legal Proceedings                                                         16

                  ITEM 2.  Changes in Securities                                                     16

                  ITEM 3.  Defaults Upon Senior Securities                                           16

                  ITEM 4.  Submission of Matters to a Vote of Security Holders                       16

                  ITEM 5.  Other Information                                                         16

                  ITEM 6.  Exhibits and Reports on Form 8-K                                          17

ITEM 1.
PART I

                             SAMUELS JEWELERS, INC.
                                 BALANCE SHEETS
              (unaudited, amounts in thousands, except share data)

                                                                      September 1,  June 2,
                                                                         2001        2001
                                                                      -----------  --------
                                Assets
Current assets:
   Cash and cash equivalents                                           $  1,219    $  1,148
   Accounts receivable, net                                               3,618       5,308
   Merchandise inventories                                               43,546      47,723
   Prepaid expenses and other current assets                              1,030       2,386
                                                                       --------    --------
Total current assets                                                     49,413      56,565

Property and equipment:
   Leasehold improvements, furniture and fixtures                        24,105      24,349
   Computers and equipment                                                6,750       6,744
                                                                       --------    --------
                                                                         30,855      31,093
Less: accumulated depreciation and amortization                          10,516       9,332
                                                                       --------    --------
Net property and equipment                                               20,339      21,761

Other assets                                                                530         632
                                                                       --------    --------

Total assets                                                           $ 70,282    $ 78,958
                                                                       ========    ========


           Liabilities and Stockholders' Equity (Deficiency)
Current liabilities:
   Notes payable                                                       $ 43,669    $ 18,213
   Accounts payable - trade                                              14,538      15,305
   Other accrued liabilities                                             12,505      16,965
                                                                       --------    --------
Total current liabilities                                                70,712      50,483

Notes payable                                                                96      22,955

Stockholders' equity (deficiency):
   Common stock; $.001 par value; authorized 20,000,000 shares;
      Issued and outstanding, 7,992,726 shares at September 1, 2001,
      7,909,185 at June 2, 2001                                               8           8
   Additional paid-in capital                                            63,693      63,642
   Deferred compensation                                                   (417)       (417)
   Notes receivable                                                      (1,893)     (1,960)
   Accumulated deficit                                                  (61,917)    (55,753)
                                                                       --------    --------
Total stockholders' equity (deficiency)                                    (526)      5,520
                                                                       --------    --------

Total liabilities and stockholders' equity                             $ 70,282    $ 78,958
                                                                       ========    ========


                       See Notes to Financial Statements.

                             SAMUELS JEWELERS, INC.
                            STATEMENTS OF OPERATIONS
                  (amounts in thousands, except per share data)
                                   (unaudited)


                                                Three Months  Three Months
                                                   Ended         Ended
                                                September 1,  September 2,
                                                   2001          2000
                                                ------------  ------------
Net sales                                         $ 23,551    $ 29,531

Costs and expenses:
   Cost of goods sold, buying and occupancy         17,018      20,337
   Selling, general and administrative expenses      8,621      11,990
   Provision for doubtful accounts                     905       1,064
   Depreciation and amortization                     1,143       1,702
   Asset impairment                                    319          --
                                                  --------    --------
                                                    28,006      35,093

Operating loss                                      (4,455)     (5,562)
Interest expense, net                                1,709         649
                                                  --------    --------

Loss before income taxes                            (6,164)     (6,211)
Income taxes                                            --          --
                                                  --------    --------

Net loss                                          ($ 6,164)   ($ 6,211)
                                                  ========    ========


Basic and diluted loss per share                  ($  0.78)   ($  0.86)
                                                  ========    ========
Weighted average shares outstanding                  7,912       7,191
                                                  ========    ========


                       See Notes to Financial Statements.

                             SAMUELS JEWELERS, INC.
                            STATEMENTS OF CASH FLOWS
                             (amounts in thousands)
                                   (unaudited)


                                                        Three Months  Three Months
                                                           Ended         Ended
                                                        September 1,  September 2,
                                                           2001          2000
                                                        ------------  ------------
Operating activities:
Net loss                                                ($ 6,164)      ($ 6,211)
Adjustments to reconcile net loss to net cash used in
   operating activities:
   Depreciation and amortization                           1,143          1,702
   Provision for doubtful accounts                           905          1,064
   Impairment charges                                        319             --
Change in operating assets and liabilities:
   Accounts receivable                                       785           (816)
   Merchandise inventories                                 4,177          5,431
   Prepaid expenses and other current assets               1,356          1,352
   Other assets                                              102             39
   Accounts payable - trade                                 (767)       (10,193)
   Other accrued liabilities                              (4,409)        (5,498)
                                                        --------       --------
Net cash used in operating activities                     (2,553)       (13,130)

Investing activities:
Purchase of property and equipment                           (40)        (1,072)
                                                        --------       --------
Net cash used in investing activities                        (40)        (1,072)

Financing activities:
Net borrowings under revolving credit facility             2,597            999
Notes receivable for purchase of stock                        67         (1,556)
Issuance of common stock                                      --         14,679
                                                        --------       --------
Net cash provided by financing activities                  2,664         14,122

Increase (decrease) in cash                                   71            (80)

Cash and cash equivalents at beginning of period           1,148          1,960
                                                        --------       --------
Cash and cash equivalents at end of period              $  1,219       $  1,880
                                                        ========       ========

Supplemental disclosure of cash flow information:

Cash paid during the period for:
   Interest                                             $  1,150       $    654
   Income taxes                                         $     --       $     --


                       See Notes to Financial Statements.

                             SAMUELS JEWELERS, INC.
                          NOTES TO FINANCIAL STATEMENTS
              (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

1. HISTORY AND BASIS OF PRESENTATION

HISTORY

Samuels Jewelers, Inc. ("Samuels" or the "Company") operates a national chain of specialty retail jewelry stores located in regional shopping malls, power centers, strip centers and stand-alone stores. The Company sells fine jewelry in a wide range of styles and prices, with a principal emphasis on diamond and gemstone jewelry. As of September 1, 2001, the Company operated 164 retail jewelry stores in 23 states, principally Texas, California, Kentucky, Colorado and Arizona. The Company also sells jewelry online at the following sites on the World Wide Web: Samuels.cc, SamuelsJewelers.com and JewelryLine.com. The Company currently operates under the following four tradenames: "Samuels", "C&H Rauch", "Schubach" and "Samuels Diamonds". Measured by the number of retail locations, the Company is the seventh largest specialty retailer of fine jewelry in the country.

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

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's subordinated debt expires in June 2002. Management's plan, to continue as a going concern, consists of obtaining sufficient financing to replace the Company's subordinated debt and improve its profitability by reviewing and improving store operating margins, overhead expenditures and unprofitable stores. Management believes that these improvements, coupled with new financing, will be sufficient to meet the Company's operating needs. However, there is no assurance that financing will be available in the future, and if available, at terms and conditions agreeable to the Company. Should the Company be unable to obtain financing the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The financial statements included herein do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation for the interim periods have been included.

On a quarterly basis, the Company reviews its long-lived tangible assets for impairment and recognizes a loss if expected future undiscounted cash flows are less than the carrying amount of the assets. Such losses are measured as the difference between the carrying value and the estimated fair value of the assets. The estimated fair value is determined based on expected discounted future cash flows. Amounts associated with such losses are included in Asset impairment for the quarter ended September 1, 2001.

Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending June 1, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 2, 2001.

Each fiscal year of the Company ends on the Saturday closest to May 31. The first quarter of Fiscal 2002 consisted of the thirteen weeks ended September 1, 2001. The first quarter of Fiscal 2001 consisted of the thirteen weeks ended September 2, 2000.

Certain previously reported amounts were reclassified to conform to current year presentations.

Newly Issued Accounting Standards

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 2000. Therefore, the Company adopted SFAS No. 133 for its fiscal year beginning June 3, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments that require every derivative to be recorded on the balance sheet as an asset or liability measured at its fair value. The statement also defines the accounting for the change in the fair value of derivatives depending on their intended use. The Company's adoption of SFAS No. 133 did not impact its financial condition or results of operations.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is currently evaluating the provisions of SFAS 143, but does not believe that the adoption of SFAS 143 will have a significant impact on its financial statements.

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets," which is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is currently evaluating the provisions of SFAS 144. The financial statement impact of the adoption of SFAS 144 has not yet been determined.

2.  NOTES PAYABLE

On October 2, 1998, the Company entered into a three-year, $50.0 million financing agreement ("Senior Revolving Line of Credit") with Foothill Capital Corporation as a lender and as agent for a lender group. The Company replaced the Senior Revolving Line of Credit upon its expiration on October 1, 2001.

As of September 1, 2001, the Company had direct borrowings of $16.1 million outstanding under the Senior Revolving Line of Credit, with an interest rate of 7%. As of September 1, 2001 the Company had additional credit available under the line of approximately $0.1 million.

As a result of its cash losses and in order to meet its liquidity needs, the Company entered into a loan agreement and junior security agreement on April 30, 2001, with lenders represented by DDJ Capital Management, LLC acting as their agent, in order to address the Company's liquidity needs. The agreement provides up to $15 million for working capital needs based on percentages of eligible inventory and the level of borrowings outstanding under the senior revolving line of credit and also includes the lending of an additional $14.3 million arising out of the purchase at a discount of a portion of the Company's accounts payable during the second quarter of Fiscal 2001. Interest is payable monthly. The interest rate on borrowings under this agreement is 20% per annum through October 31, 2001 and then increases by .25% per month until the expiration of the agreement in June 2002. Upon the occurrence and during the continuance of any event of default, interest shall accrue at a per annum rate that is 2% above the otherwise applicable rate. Under terms of the junior security agreement, the Company granted a security interest in and to substantially all owned or thereafter acquired assets, both tangible and intangible, as collateral for amounts borrowed under the loan agreement. The security provided by the Company is subordinated to the secured liens the Company provides to the lenders under its senior revolving credit facility per the terms of the junior security agreement and a separate inter-creditor and subordination agreement that was entered into by and between the lenders of the senior revolving credit facility and the lenders of the new loan agreement.

As of September 1, 2001 the Company had direct borrowings of $25.3 million outstanding under the loan agreement with the lenders represented by DDJ Capital Management, LLC with an interest rate of 20.0%. As of September 1 2001 the Company had additional credit available under the line of approximately $4.0 million.

On October 1, 2001, the Company replaced the $50.0 million Senior Revolving Line of Credit with a new loan and security agreement with lenders represented by DDJ Capital Management, LLC acting as their agent. The new loan and security agreement generally contained the same terms as were set forth in the $50.0 million financing agreement, except that the total commitment of the lenders under the new loan and security agreement is $20.0 million and that the annual rate of interest under the new loan and security agreement is fixed at 12.0% per annum. See Note 6. "Subsequent Events - Financing Agreement".

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

3. SALE OF EQUITY

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

4. NOTES RECEIVABLE

As part of the purchase of the Company's common stock by certain officers of the Company, the Company permitted each such officer to purchase common stock in return for a combination of a promissory note for up to 90% of such officer's purchase price of the common stock and cash. The notes generally require payment in full by the seventh anniversary of the date of the respective loan of amounts for the purchase price of the common stock, but require mandatory annual prepayments of principal and accrued interest in varying amounts. In connection with the officers' financing of the purchase price for the common stock, the Company adopted a Deferred Compensation Plan whereby eligible employees of the Company may elect, on an annual basis, to have up to 50% of base salary and up to 100% of any bonuses withheld and entered into a book entry account of the Company. The respective officer is permitted to suspend, in the aggregate, the obligation for payment of the mandatory prepayment amounts under the promissory note given in return for the purchase price of the common stock if the withheld amounts under the Deferred Compensation Plan are equal or greater in the aggregate than the aggregate amount of mandatory prepayments that would have been required under such promissory note. The aggregate amount of notes issued was approximately $1.7 million, which is shown as an offset of stockholders' equity on the balance sheet. There have been no payments made on the notes arising from the purchase of the Company's common stock.

On October 2, 1998, the Company issued 250,000 restricted shares of common stock to certain key executives as part of their employment agreements provided for in the Plan of Reorganization. These grants vest 25% per year, commencing on the grant date and each of the first three anniversaries thereof. The Company made loans, and agreed to issue more loans as shares vest, to help defray the tax expense of the stock grants. These notes bear interest at the applicable federal short-term rate when issued and are payable in quarterly installments over the three-year vesting schedule. If, however, the executive is employed on the quarterly due date, a bonus in the amount of the principal then due is then payable. The deferred compensation expense is amortized over the remaining vesting period. As of September 1, 2001, the aggregate outstanding amount under these notes was approximately $0.3 million, which is shown as an offset of stockholders' equity on the balance sheet.

5. LITIGATION

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

On August 31, 2001, National Electronics Warranty Corporation ("NEW") filed suit against the Company in the Circuit Court of Loudoun County, Virginia. In the suit, NEW asserts claims for breach of contract, breach of fiduciary, and unjust enrichment, for which NEW seeks damages of approximately $1,000,000. The claims arise out of certain agreements pursuant to which NEW agreed to administer service contracts for watches and jewelry, which NEW made available to the Company for sale to its retail customers. The Company has answered the claims and has filed counterclaims for breach of contract arising out of the same agreements. The Company believes that any amounts owed by the Company to NEW are substantially less than the amounts sought by NEW and may well be less than amounts owed by NEW to the Company pursuant to the counterclaims. The Company intends to defend against the claims and to prosecute its counterclaims vigorously.

6. SUBSEQUENT EVENTS

Financing Agreement - Upon the expiration of the $50.0 million financing agreement, on October 1, 2001, the Company entered into a $20.0 million financing agreement with lenders represented by DDJ Capital Management, LLC acting as their agent. The lenders under this new $20.0 million financing agreement are committed to make revolving advances to the Company in amounts determined based on percentages of eligible inventory. The annual rate of interest under the $20.0 million financing agreement is 12.0% per annum. Interest charges are payable monthly. Upon the occurrence and during the continuation of any event of default under the financing agreement, all obligations will bear interest at 15.0% per annum. As collateral for all obligations to the lenders under the financing agreement, the Company granted a first priority perfected security interest in and to substantially all of its owned or thereafter acquired assets, both tangible and intangible. The financing agreement contains covenants which include: meeting a minimum level of tangible net worth, meeting a minimum amount of earnings before interest, taxes, depreciation and amortization ("EBITDA"), and not exceeding a defined level of capital expenditures. The financing agreement also prohibits the payment of dividends. The financing agreement terminates on January 31, 2003.

On October 1, 2001, the Company received an advance of approximately $15.2 million under its new $20.0 million financing agreement. This advance was used to retire amounts outstanding under its expiring $50.0 million financing agreement.

As of October 5, 2001, the Company had direct borrowings of $13.9 million outstanding under its new $20.0 million financing agreement, with an interest rate of 12%. As of October 5, 2001, the Company had additional credit available under the line of approximately $6.1 million.

Store Closures - On October 11, 2001, as a part of the Company's continued strategy to address profitability, the Company announced that it will close 39 unprofitable stores. These stores will be operated through January 2002 or until on hand inventory is depleted.

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

OVERVIEW. The following discussion presents information about the financial condition, liquidity and capital resources, and results of operations of the Company as of and for the quarters ended September 1, 2001 and September 2, 2000. This information should be read in conjunction with the audited financial statements of the Company and the notes thereto as reported on the Company's Annual Report on Form 10-K for the fiscal year ended June 2, 2001.

STORE ACTIVITY

The following table sets forth selected store data with respect to the quarters ended September 1, 2001 and September 2, 2000:

                                                    September 1  September 2
                                                        2001         2000
                                                    ------------ ------------
Number of stores at beginning of quarter ...........       164         198
  Acquired during the quarter ......................        --          --
  Opened during the quarter ........................        --           2
  Closed during the quarter ........................        --          (2)
                                                       -------     -------
          Total at quarter end .....................       164         198
                                                       =======     =======

Percentage increase (decrease) in sales of
  comparable stores ................................     (11.8%)      (3.7%)
Average sales per comparable store (in thousands)...   $   161     $   177
thousands)
Private label credit sales mix......................      34.7%       35.8%
Equivalent store weeks .............................     2,132       2,577
Equivalent weekly average store sales (in
thousands) .........................................   $  11.0     $  11.5

RESULTS OF OPERATIONS

Net sales for the quarter ended September 1, 2001 were $23.6 million, a decrease of $5.9 million, or 20.0%, as compared to net sales of $29.5 million for the quarter ended September 2, 2000. Equivalent store weeks were 2,132 for the quarter this year as compared to 2,577 for the quarter last year. Equivalent weekly sales were $11.0 thousand for the quarter ended September 1, 2001 as compared to $11.5 thousand for the quarter ended September 2, 2000. This 4.3% decrease in equivalent weekly sales is primarily due to the weaker economic conditions experienced in the current year and not being fully stocked in certain top selling merchandise in many stores . Comparable store sales (the 102 stores open for the same period in both the current and preceding year) were $16.4 million during the quarter this year as compared to $18.6 million for the same period last year. This is a decrease of $2.2 million, or 11.8%, in comparable store sales. This decrease was primarily a result of the continued general economic slow down and not being fully stocked in certain top selling merchandise in many stores.

Cost of goods sold, buying and occupancy expenses were $17.0 million for the quarter ended September 1, 2001, as compared to $20.3 million for the same quarter last year. The decrease in cost of goods sold, buying and occupancy expenses of $3.3 resulted primarily from the decrease in the number of stores in operation in the quarter this year as compared to last year. Cost of goods sold, buying and occupancy expenses were 72.0% of net sales for the quarter ended September 1, 2001 and 68.9% of net sales for the prior year period. The cost of goods sold, buying and occupancy expenses increased as a percentage of sales primarily due relatively fixed buying and occupancy expenses being allocated over a lower sales base.

Selling, general and administrative expenses were $8.6 million for the quarter ended September 1, 2001, as compared to $12.0 million in the same quarter last year. The decrease is due to the overall decrease in the number of stores in operation in the current year quarter as compared to last year and cost savings initiatives implemented by management in the latter part of fiscal 2001. Selling, general and administrative expenses as a percentage of net sales were 36.4% for the quarter ended September 1, 2001 and 40.7% for the quarter ended September 1, 2000. The improvement as a percentage of net sales resulted primarily from the implementation of the aforementioned cost saving initiatives offset by general and administrative expenses being spread over a lower sales volume.

The provision for doubtful accounts was $0.9 million for the quarter ended September 1, 2001, a decrease of $0.2 million, or 18.2%, from $1.1 million for the quarter ended September 2, 2000. The decrease is primarily the result of lower private label credit sales during the period due to the overall decrease in sales.

Depreciation and amortization was $1.1 million for the quarter ended September 1, 2001, a decrease of $0.6 million, or 35.3% from $1.7 million for the quarter ended September 2, 2000. The decrease is primarily the result of the reduction in the number of stores in operation and the elimination of the amortization of the Company's reorganization value in excess of amounts allocated to identifiable assets and goodwill from the C&H Rauch acquisition, both of which were written off during the fourth quarter of Fiscal 2001.

The Company recognized a loss of approximately $.3 million during the first quarter of Fiscal 2002, for the impairment of assets. See Note 1. "History and Basis of Presentation - Basis or Presentation".

Net interest expense was $1.7 million for the quarter ended September 1, 2001, an increase of $1.1 million, or 183.3%, from $0.6 million for the quarter ended September 2, 2000. This increase is due to the higher levels of debt in the current year quarter as compared to last year and the higher interest rate incurred on the additional financing.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL. The Company's operations require working capital for funding the purchase of inventory, making lease payments and funding of normal operating expenses. The seasonality of the Company's business requires a significant build-up of inventory for the Christmas holiday selling period.

As of September 1, 2001, owned inventory was $43.5 million as compared to $47.7 million as of June 2, 2001. This decrease of $4.2 million, or 8.8%, is primarily due to the Company's efforts to reduce slow moving inventory and to position itself for the upcoming Christmas selling season inventory build up.

The Company reported cash flow used in operating activities of $2.6 million for the quarter ended September 1, 2000, as compared to cash flow used in operating activities of approximately $13.1 million for the comparable period last year. The decrease in the use of cash flow in operating activities of $10.5 million is primarily due to the decrease in accounts payable in the prior year that resulted from the use of funds obtained from the private placement of stock during the first quarter last year. Additionally, the Company's cash flow used in investing activities during the current quarter decreased by $1.1 million as compared to last year. The Company acquired $1.1 million in property and equipment during the quarter last year, consisting mostly of leasehold improvements associated with the opening of two new stores and minor remodeling of existing stores.

The Company had cash and cash equivalents, none of which was restricted, of $1.2 million as of September 1, 2001, as compared to $1.1 million as of June 2, 2001.

FINANCING TRANSACTIONS. On October 2, 1998, the Company entered into a three-year, $50.0 million financing agreement ("Senior Revolving Line of Credit") with Foothill Capital Corporation as a lender and as agent for a lender group. The Company replaced the Senior Revolving Line of Credit upon its expiration on October 1, 2001.

As of September 1, 2001, the Company had direct borrowings of $16.1 million outstanding under the Senior Revolving Line of Credit, with an interest rate of 7%. As of September 1, 2001 the Company had additional credit available under the line of approximately $0.1 million.

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

As of September 1, 2001, the Company had direct borrowings of $25.3 million outstanding under the loan agreement with the lenders represented by DDJ Capital Management, LLC with an interest rate of 20.0%. As of September 1, 2001, the Company had additional credit available under the line of approximately $4.0 million.

On October 1, 2001, the Company replaced the $50.0 million Senior Revolving Line of Credit with a new loan and security agreement with lenders represented by DDJ Capital Management, LLC acting as their agent. The new loan and security agreement generally contained the same terms as were set forth in the $50.0 million financing agreement, except that the total commitment of the lenders under the new loan and security agreement is $20.0 million and that the annual rate of interest under the new loan and security agreement is fixed at 12.0% per annum. See Note 6. "Subsequent Events - Financing Agreement".

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

In July 2000, the Company completed the sale of 2,795,940 shares of its common stock, par value $.001 per share, to several purchasers pursuant to a private offering by the Company. The Company sold the shares at a price of $5.25 per share and raised approximately $13.0 million, which was used to fund the increased working capital needs created by the Company's growth.

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's subordinated debt expires in June 2002. Management's plan, to continue as a going concern, consists of obtaining sufficient financing to replace the Company's subordinated debt and improve its profitability by reviewing and improving store operating margins, overhead expenditures and unprofitable stores. Management believes that these improvements, coupled with new financing, will be sufficient to meet the Company's operating needs. However, there is no assurance that financing will be available in the future, and if available, at terms and conditions agreeable to the Company. Should the Company be unable to obtain financing the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company expects that amounts available under its new financing agreement will be sufficient to meet the short-term working capital needs of the Company, which includes increasing inventory levels for its upcoming selling seasons.

On October 11, 2001, as a part of the Company's continued strategy to address profitability, the Company announced that it will close 39 unprofitable stores. These stores will be operated through January 2002 or until on hand inventory is depleted.

ITEM 3    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to market risk in the form of interest rate risk. As of September 1, 2001, the Company had $16.1 million outstanding under its revolving line of credit. This revolving line is priced with a variable rate based on LIBOR or a base rate, plus, in each case an applicable margin. See "Note 2. Notes Payable". An increase or decrease in interest rates would affect the interest costs relating this revolving line of credit. The Company has no interest rate swaps or other hedging facilities relating to its revolving line of credit.

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

         On August 31, 2001, National Electronics Warranty Corporation ("NEW") filed suit against the Company in the Circuit Court of Loudoun County, Virginia. In the suit, NEW asserts claims for breach of contract, breach of fiduciary, and unjust enrichment, for which NEW seeks damages of approximately $1,000,000. The claims arise out of certain agreements pursuant to which NEW agreed to administer service contracts for watches and jewelry, which NEW made available to the Company for sale to its retail customers. The Company has answered the claims and has filed counterclaims for breach of contract arising out of the same agreements. The Company believes that any amounts owed by the Company to NEW are substantially less than the amounts sought by NEW and may well be less than amounts owed by NEW to the Company pursuant to the counterclaims. The Company intends to defend against the claims and to prosecute its counterclaims vigorously.

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

         Not Applicable

Item 3. Defaults Upon Senior Securities

         Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

         Not Applicable

Item 5. Other Information

         Upon the expiration of the $50.0 million financing agreement, on October 1, 2001, the Company entered into a $20.0 million financing agreement with lenders represented by DDJ Capital Management, LLC acting as their agent. The lenders under this new $20.0 million financing agreement are committed to make revolving advances to the Company in amounts determined based on percentages of eligible inventory. The annual rate of interest under the $20.0 million financing agreement is 12.0% per annum. Interest charges are payable monthly. Upon the occurrence and during the continuation of any event of default under the financing agreement, all obligations will bear interest at 15.0% per annum. As collateral for all obligations to the lenders under the financing agreement, the Company granted a first priority perfected security interest in and to substantially all of its owned or thereafter acquired assets, both tangible and intangible. The financing agreement contains covenants which include: meeting a minimum level of tangible net worth, meeting a minimum amount of earnings before interest, taxes, depreciation and amortization ("EBITDA"), and not exceeding a defined level of capital expenditures. The financing agreement also prohibits the payment of dividends. The financing agreement terminates on January 31, 2003.

         Upon the reorganization of and merger with the Predecessor Company, the Company entered into employment agreements with certain key executives These employment agreements expired on October 3, 2001. The Company did not renew the employment agreements upon their expiration.

Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits:

                  Exhibit  Description

                    3.1    Certificate of Incorporation of Samuels Jewelers,
                           Inc. (1)

                    3.2    By-Laws of Samuels Jewelers, Inc.(1)

                   10.1 Loan and Security Agreement, dated as of October 1, 2001, among the Company, the financial institutions listed on the signature pages thereof and DDJ Capital Management, LLC as agent.(2)

         (1) Incorporated by reference to the Company's Current Report on Form 8-K filed October 6, 1998.

         (2) Filed herewith.

         (b) Reports on Form 8-K:

             Current Report on Form 8-K filed July 19,2001, announcing the Company's amendment of its $50.0 million financing agreement and entry into subordinated loan agreement.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SAMUELS JEWELERS, INC.



October 16, 2001                      By:  /s/ RANDY N. MCCULLOUGH
                                          --------------------------------------
                                                  Randy N. McCullough
                                          President and Chief Executive Officer



October 16, 2001                      By:  /s/ ROBERT J. HERMAN
                                          -------------------------------------
                                                     Robert J. Herman
                                                 Vice President--Finance
                                               (Principal Accounting Officer)

                                  EXHIBIT INDEX

                  Exhibit  Description
                  -------  -----------
                    3.1    Certificate of Incorporation of Samuels Jewelers,
                           Inc. (1)

                    3.2    By-Laws of Samuels Jewelers, Inc.(1)

                   10.1    Loan and Security Agreement, dated as of October 1,
                           2001, among the Company, the financial institutions listed on the signature pages thereof and DDJ Capital
                           Management, LLC as agent.(2)

         (1) Incorporated by reference to the Company's Current Report on Form 8-K filed October 6, 1998.

         (2) Filed herewith.