Form 10-Q
period 2001-12-01
SAMUELS JEWELERS INC
filed 2002-01-15
CIK 790360

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT to SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


 For the quarterly period ended December 1, 2001. Commission File Number 0-15017


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

As of January 12, 2002, the Registrant had 7,992,726 shares of common stock, par value $.001 per share, outstanding.

                             SAMUELS JEWELERS, INC.

                                    FORM 10-Q

                                      INDEX


                                                                                PAGES
PART I            FINANCIAL INFORMATION (UNAUDITED)

                  ITEM 1.  Financial Statements
                           Balance Sheets                                        3

                           Statements of Operations
                                                                                 4

                           Statements of Cash Flows                              6

                           Notes to Financial Statements                         7


                  ITEM 2.  Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                  12

                  ITEM 3.  Quantitative and Qualitative Disclosure about
                           Market Risk                                          18

PART II           OTHER INFORMATION

                  ITEM 1.  Legal Proceedings                                    19

                  ITEM 2.  Changes in Securities and Use of Proceeds            19

                  ITEM 3.  Defaults Upon Senior Securities                      19

                  ITEM 4.  Submission of Matters to a Vote of Security Holders  19

                  ITEM 5.  Other Information                                    21

                  ITEM 6.  Exhibits and Reports on Form 8-K                     21

ITEM 1.
PART I

                             SAMUELS JEWELERS, INC.
                                 BALANCE SHEETS
                    (amounts in thousands, except share data)

                                                                             December 1,     June 2,
                                                                                2001          2001
                                                                             ------------    --------
                                Assets                                        (unaudited)
Current assets:
   Cash and cash equivalents                                                 $      3,363    $  1,148
   Accounts receivable, net                                                         3,815       5,308
   Merchandise inventories                                                         41,756      47,723
   Prepaid expenses and other current assets                                        1,223       2,386
                                                                             ------------    --------
Total current assets                                                               50,157      56,565

Property and equipment:
   Leasehold improvements, furniture and fixtures                                  24,158      24,349
   Computers and equipment                                                          6,757       6,744
                                                                             ------------    --------
                                                                                   30,915      31,093
Less: accumulated depreciation and amortization                                    11,484       9,332
                                                                             ------------    --------
Net property and equipment                                                         19,431      21,761

Other assets                                                                          553         632
                                                                             ------------    --------

Total assets                                                                 $     70,141    $ 78,958
                                                                             ============    ========

           Liabilities and Stockholders' Equity (Deficiency)
Current liabilities:
   Notes payable                                                             $     48,878    $ 18,213
   Accounts payable - trade                                                        13,947      15,305
   Other accrued liabilities                                                       16,473      16,965
                                                                             ------------    --------
Total current liabilities                                                          79,298      50,483

Notes payable                                                                          41      22,955

Stockholders' equity (deficiency):
   Common stock; $.001 par value; authorized 20,000,000 shares; Issued and outstanding, 7,992,726 shares at December 1, 2001,
      7,909,185 at June 2, 2001                                                         8           8
   Additional paid-in capital                                                      63,693      63,642
   Deferred compensation                                                               --        (417)
   Notes receivable                                                                (1,842)     (1,960)
   Accumulated deficit                                                            (71,057)    (55,753)
                                                                             ------------    --------
Total stockholders' equity (deficiency)                                            (9,198)      5,520
                                                                             ------------    --------

Total liabilities and stockholders' equity (deficiency)                      $     70,141    $ 78,958
                                                                             ============    ========


                       See Notes to Financial Statements.

                             SAMUELS JEWELERS, INC.
                            STATEMENTS OF OPERATIONS
                  (amounts in thousands, except per share data)
                                   (unaudited)

                                                  Three Months    Three Months
                                                      Ended          Ended
                                                   December 1,    December 2,
                                                      2001            2000
                                                  ------------    ------------
Net sales                                         $     26,511    $     34,381
Costs and expenses:
   Cost of goods sold, buying and occupancy             18,878          25,836
   Selling, general and administrative expenses         12,157          15,259
   Provision for doubtful accounts                       1,009           1,314
   Depreciation and amortization                         1,459           2,265
                                                  ------------    ------------
                                                        33,503          44,674

Operating loss                                          (6,992)        (10,293)
Interest expense, net                                    2,148             655
                                                  ------------    ------------

Loss before income taxes                                (9,140)        (10,948)
Income taxes                                                --              --
                                                  ------------    ------------

Net loss                                          $     (9,140)   $    (10,948)
                                                  ============    ============

Basic and diluted loss per share                  $      (1.14)   $      (1.37)
                                                  ============    ============
Weighted average shares outstanding                      7,993           7,966
                                                  ============    ============



                       See Notes to Financial Statements.

                             SAMUELS JEWELERS, INC.
                            STATEMENTS OF OPERATIONS
                  (amounts in thousands, except per share data)
                                   (unaudited)


                                                  Six Months       Six Months
                                                     Ended            Ended
                                                  December 1,      December 2,
                                                     2001             2000
                                                  ------------    ------------
Net sales                                         $     50,062    $     63,912

Costs and expenses:
   Cost of goods sold, buying and occupancy             35,896          46,174
   Selling, general and administrative expenses         20,778          27,249
   Provision for doubtful accounts                       1,914           2,378
   Depreciation and amortization                         2,602           3,966
   Asset impairment                                        319              --
                                                  ------------    ------------
                                                        61,509          79,767

Operating loss                                         (11,447)        (15,855)
Interest expense, net                                    3,857           1,304
                                                  ------------    ------------

Loss before income taxes                               (15,304)        (17,159)
Income taxes                                                --              --
                                                  ------------    ------------

Net loss                                          $    (15,304)   $    (17,159)
                                                  ============    ============


Basic and diluted loss per share                  $      (1.92)   $      (2.26)
                                                  ============    ============
Weighted average shares outstanding                      7,952           7,577
                                                  ============    ============



                       See Notes to Financial Statements.

                             SAMUELS JEWELERS, INC.
                            STATEMENTS OF CASH FLOWS
                             (amounts in thousands)
                                   (unaudited)

                                                         Six Months      Six Months
                                                           Ended           Ended
                                                         December 1,     December 2,
                                                           2001             2000
                                                        ------------    ------------
Operating activities:
Net loss                                                $    (15,304)   $    (17,159)
Adjustments to reconcile net loss to net cash used in
   operating activities:
   Depreciation and amortization                               2,111           3,549
   Provision for doubtful accounts                             1,914           2,378
   Deferred compensation                                         417             417
   Impairment charges                                            319              --
Change in operating assets and liabilities:
   Accounts receivable                                          (421)         (2,790)
   Merchandise inventories                                     5,967           2,990
   Prepaid expenses and other current assets                   1,163           2,235
   Other assets                                                   79              56
   Accounts payable - trade                                   (1,358)        (19,333)
   Accounts payable - related party                               --          14,335
   Other accrued liabilities                                    (441)            942
                                                        ------------    ------------
Net cash used in operating activities                         (5,554)        (12,380)

Investing activities:
Purchase of property and equipment                              (100)         (2,285)
                                                        ------------    ------------
Net cash used in investing activities                           (100)         (2,285)

Financing activities:
Net borrowings under revolving credit facility                 7,751           2,026
Notes receivable for purchase of stock                           118          (1,559)
Issuance of common stock                                          --          14,781
                                                        ------------    ------------
Net cash provided by financing activities                      7,869          15,248

                                                        ------------    ------------
Increase in cash                                               2,215             583

Cash and cash equivalents at beginning of period               1,148           1,960
                                                        ------------    ------------
Cash and cash equivalents at end of period              $      3,363    $      2,543
                                                        ============    ============

Supplemental disclosure of cash flow information:

Cash paid during the period for:
   Interest                                             $      2,592    $      1,308
   Income taxes                                                   --              --

                       See Notes to Financial Statements.

                             SAMUELS JEWELERS, INC.
                          NOTES TO FINANCIAL STATEMENTS
              (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

1.       HISTORY AND BASIS OF PRESENTATION

HISTORY

Samuels Jewelers, Inc. ("Samuels" or the "Company") operates a national chain of specialty retail jewelry stores located in regional shopping malls, power centers, strip centers and stand-alone stores. The Company sells fine jewelry in a wide range of styles and prices, with a principal emphasis on diamond and gemstone jewelry. As of December 1, 2001, the Company operated 162 retail jewelry stores in 23 states, principally Texas, California, Kentucky, Colorado and Arizona. The Company also sells jewelry online at the following sites on the World Wide Web: Samuels.cc, SamuelsJewelers.com and JewelryLine.com. The Company currently operates under the following four tradenames: "Samuels", "C&H Rauch", "Schubach" and "Samuels Diamonds".

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

BASIS OF PRESENTATION

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's subordinated debt expires in June 2002. Management's plan, to continue as a going concern, consists of obtaining sufficient financing to replace the Company's subordinated debt and improve its profitability by reviewing and improving store operating margins, overhead expenditures and closing unprofitable stores. Management believes that these improvements, coupled with new financing, will be sufficient to meet the Company's operating needs. However, there is no assurance that financing will be available in the future, and if available, at terms and conditions agreeable to the Company. Should the Company be unable to obtain financing the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Each fiscal year of the Company ends on the Saturday closest to May 31. The second quarter of Fiscal 2002 consisted of the thirteen weeks ended December 1, 2001. The second quarter of Fiscal 2001 consisted of the thirteen weeks ended December 2, 2000. The six-month period ended December 1, 2001 consisted of the twenty-six weeks then ended. The six-month period ended December 2, 2000 consisted of the twenty-six weeks then ended.

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

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets," which is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company is currently evaluating the provisions of SFAS
144. The financial statement impact of the adoption of SFAS 144 has not yet been determined.

2.     NOTES PAYABLE

On October 1, 2001 the Company replaced its former revolving credit facility, which expired as of such date, by entering into a $20.0 million senior revolving credit facility with lenders represented by DDJ Capital Management, LLC acting as their agent. The proceeds from this senior revolving credit facility were used to repay Foothill Capital Corporation for the expired revolving line of credit. The lenders under this new $20.0 million senior revolving credit facility are committed to make revolving advances to the Company in amounts determined based on percentages of eligible inventory. The annual rate of interest under the $20.0 million senior revolving credit facility is 12.0% per annum. Interest charges are payable monthly. Upon the occurrence and during the continuation of any event of default under the senior revolving credit facility, all obligations will bear interest at 15.0% per annum. As collateral for all obligations to the lenders under the senior revolving credit facility, the Company granted a first priority perfected security interest in and to substantially all of its owned or thereafter acquired assets, both tangible and intangible. The senior revolving credit facility contains covenants which include: meeting a minimum level of tangible net worth, meeting a minimum amount of earnings before interest, taxes, depreciation and amortization ("EBITDA"), and not exceeding a defined level of capital expenditures. The financing agreement also prohibits the payment of dividends. The senior revolving credit facility terminates on January 31, 2003. At December 1, the Company was in compliance with all terms of the senior revolving credit facility.

As of December 1, 2001, the Company had direct borrowings of $18.3 million outstanding under the revolving line of credit, with an interest rate of 12%. As of December 1, 2001 the Company had additional credit available under the line of approximately $1.7 million.

As a result of its cash losses and in order to meet its liquidity needs, the Company entered into a loan agreement and junior security agreement on April 30, 2001, with lenders represented by DDJ Capital Management, LLC acting as their agent, in order to address the Company's liquidity needs. This junior loan agreement provides up to $15 million for working capital needs based on percentages of eligible inventory and the level of borrowings outstanding under the senior revolving line of credit and also includes the lending of an additional $14.3 million arising out of the purchase at a discount of a portion of the Company's accounts payable during the second quarter of Fiscal 2001. Interest is payable monthly. The agent, on behalf of the lenders, has waived the requirement that the Company make monthly cash payment in accordance with the terms of the loan agreement, commencing with the October 1, 2001 interest payment and continuing until further notice from the agent. The agent in its sole discretion, may decide at any time to reinstate the Company's obligation to make monthly cash interest payments. The interest rate on borrowings under this agreement was 20% per annum through October 31, 2001 and then increases by .25% per month until the expiration of the agreement in June 2002. Advances made in excess of amounts available under eligible inventory requirements shall accrue at a per annum rate that is 2% above the otherwise applicable rate. Upon the occurrence and during the continuance of any event of default, interest shall accrue at a per annum rate that is 2% above the otherwise applicable rate. Under terms of the junior security agreement, the Company granted a security interest in and to substantially all owned or thereafter acquired assets, both tangible and intangible, as collateral for amounts borrowed under the loan agreement. The security provided by the Company is subordinated to the secured liens the Company provides to the lenders under its senior revolving credit facility per the terms of the junior security agreement and a separate inter-creditor and subordination agreement that was entered into by and between the lenders of the senior revolving credit facility and the lenders of the new loan agreement.

As of December 1, 2001 the Company had direct borrowings of $28.3 million outstanding under the loan agreement with the lenders represented by DDJ Capital Management, LLC with interest rates of 20.25% and 22.25% (on amounts in excess of available inventory). As of December 1, 2001 the Company had additional credit available under the line of approximately $1.0 million. At December 1, 2001 the accrued interest under this loan agreement was $1.6 million.

Both the senior revolving credit facility and the junior loan agreement were amended as of November 12, 2001, to provide additional description of other liens permitted on the Company's property.

In conjunction with the Company's acquisition of Rauch, the Company issued three promissory notes due and payable for $2.0 million each in January 2000, 2001 and 2002, respectively. The first promissory note, due January 2000, has been paid. The two remaining notes have a stated interest rate of 7% per annum with interest due and payable beginning January 15, 2000 and on each successive six-month anniversary thereafter until the notes are paid in full. Samuels may offset its payment obligations under these notes to the extent and in the event any liabilities arise that were not accounted for and not disclosed in the unaudited balance sheet of Rauch as of October 31, 1999. Accordingly, the Company has offset the amounts due under such notes by $1.8 million, which represents the amount the Company believes was not accounted for and not disclosed as of October 31, 1999. Upon the occurrence and during the continuation of an event of default under the notes, Samuels' payment obligations may bear interest at a per annum rate of 15%. The Company has not paid the January 2001 installment. The holders of the promissory note for payment in January 2001 have brought an action for payment thereon. The Company intends to defend the action based upon rights it negotiated as part of the purchase of C&H Rauch, Inc (see Note 5).

Pursuant to an asset purchase agreement that was entered into in December 1999, the Company acquired from Wilkerson & Associates substantially all of its interests in and rights to 14 Musselman Jewelers stores ("Musselman"), including trade names, customer lists, fixtures and the lease rights related to such stores. The Company's purchase price for these assets was 60,000 shares of its common stock, then valued at approximately $0.5 million. Under the terms of the asset purchase agreement for Musselman Jewelers, Wilkerson & Associates has the right to put back the shares to the Company at $11.45 per share, on the second anniversary of the date of closing. The liability, for this put option, is included in other accrued liabilities.

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

On October 2, 1998, the Company issued 250,000 restricted shares of common stock to certain key executives as part of their employment agreements provided for in the Plan of Reorganization. These grants vest 25% per year, commencing on the grant date and each of the first three anniversaries thereof. The Company made loans, and agreed to issue more loans as shares vest, to help defray the tax expense of the stock grants. These notes bear interest at the applicable federal short-term rate when issued and are payable in quarterly installments over the stock's three-year vesting schedule. If, however, the executive is employed on the quarterly due date, a bonus in the amount of the principal then due is then payable. The deferred compensation expense was amortized over the remaining vesting period. As of December 1, 2001, the aggregate outstanding amount under these notes was $0.2 million, which is shown as an offset of stockholders' equity on the balance sheet.

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

On December 22, 2000, E. Peter Healey filed an arbitration proceeding against the Company in Austin, Texas. In this proceeding, Healey asserts a claim for breach of contract arising from the termination of his employment. The Company has answered the claim and has filed counterclaims for breach of contract relating to his failure to pay back the Company outstanding monies relating to certain tax notes as well as a stock purchase agreement. The Company believes that Healey's claim is without legal merit and intends to vigorously defend itself. The Company also intends to prosecute its counterclaims vigorously.

On August 31, 2001, National Electronics Warranty Corporation ("NEW") filed suit against the Company in the Circuit Court of Loudoun County, Virginia. In the suit, NEW asserts claims for breach of contract, breach of fiduciary duty, and unjust enrichment, for which NEW seeks damages of approximately $1,000,000. The claims arise out of certain agreements pursuant to which NEW agreed to administer service contracts for watches and jewelry, which NEW made available to the Company for sale to its retail customers. The Company has answered the claims and has filed counterclaims for breach of contract arising out of the same agreements. The Company believes that any amounts owed by the Company to NEW are substantially less than the amounts sought by NEW and may well be less than amounts owed by NEW to the Company pursuant to the counterclaims. The Company intends to defend against the claims and to prosecute its counterclaims vigorously.

6.     STORE CLOSURES

On October 11, 2001, as a part of the Company's continued strategy to address profitability, the Company announced that it would close 39 unprofitable stores. As of January 4, 2002 the Company had closed 32 of the 39 stores. The Company expects that the remaining 7 stores will be closed by January 31, 2002. During the quarter ended December 1, 2001, the Company recorded a $2.8 million charge to selling general and administrative expense for the estimated costs associated with lease terminations, severance and other closing costs. Payments associated with closing costs totaled $.7 million during the quarter ended December 1, 2001.

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

OVERVIEW. The following discussion presents information about the financial condition, liquidity and capital resources, and results of operations of the Company as of and for the quarters and six-month periods ended December 1, 2001 and December 2, 2000. This information should be read in conjunction with the audited financial statements of the Company and the notes thereto as reported on the Company's Annual Report on Form 10-K for the fiscal year ended June 2, 2001.

THREE MONTHS ENDED DECEMBER 1, 2001, COMPARED TO THE THREE MONTHS ENDED DECEMBER 2, 2000

STORE ACTIVITY

The following table sets forth selected store data with respect to the quarters ended December 1, 2001, and December 2, 2000:

                                                                            December 1,        December 2,
                                                                               2001                2000
                                                                          --------------     --------------
              Number of stores at beginning of quarter ................              164                198
                Acquired during the quarter ...........................               --                 --
                Opened during the quarter .............................               --                  2
                Closed during the quarter .............................               (2)                (1)
                                                                          --------------     --------------
                        Total at quarter end ..........................              162                199
                                                                          ==============     ==============
              Percentage increase (decrease) in sales of
                comparable stores
                                                                                   (15.6)%              5.1%
              Average sales per comparable store (in thousands) .......   $          175     $          202
              Private label credit sales mix ..........................             32.2%              38.2%
              Equivalent store weeks ..................................            2,122              2,589
              Equivalent weekly average store sales (in thousands) ....   $         12.5     $         13.3

RESULTS OF OPERATIONS

Net sales for the quarter ended December 1, 2001 were $26.5 million, a decrease of $7.9 million, or 23.0%, as compared to net sales of $34.4 million for the quarter ended December 2, 2000. Equivalent store weeks were 2,122 for the quarter this year as compared to 2,589 for the quarter last year. Equivalent weekly sales were $12.5 thousand for the quarter ended December 1, 2001 as compared to $13.3 thousand for the quarter ended December 2, 2000. This 6.0% decrease in equivalent weekly sales is primarily due to the weaker economic conditions experienced in the current year and not being fully stocked in certain top selling merchandise in many stores due to the Company's liquidity needs. Comparable store sales (the 102 stores open for the same period in both the current and preceding year) were $17.9 million during the quarter this year as compared to $21.2 million for the same period last year. This is a decrease of $3.3 million, or 15.6%, in comparable store sales. This decrease in comparable sales was primarily due to the continued general economic slow down and not being fully stocked in certain top selling merchandise in many stores due to the Company's liquidity needs.

Cost of goods sold, buying and occupancy expenses were $18.9 million for the quarter ended December 1, 2001, as compared to $25.8 million for the same quarter last year. The decrease in cost of goods sold, buying and occupancy expenses resulted primarily from the decrease in the number of stores in operation. Cost of goods sold, buying and occupancy expenses were 71.3% of net sales for the quarter ended December 1, 2001 and 75.0% of net sales for the prior year quarter.

Selling, general and administrative expenses were $12.2 million for the quarter ended December 1, 2001, as compared to $15.3 million in the same quarter last year. The decrease was primarily due to the overall decrease in the number of stores in operation and cost saving initiatives implemented which include the reduction in home office staff, the reduction in store payroll hours and a focus on reducing operating expenses, offset by a $2.1 million accrual for costs associated with the closing of 39 unprofitable stores. The Company also incurred costs in the prior year for the write-off of uncollectable credit card receivables and recorded an accrual for costs related to its reduction in home office employees. Selling, general and administrative expenses as a percentage of net sales were 46.1% for the quarter ended December 1, 2001 and 44.5% for the quarter ended December 2, 2000. The increase as a percentage of net sales resulted primarily from a $2.1 million accrual for costs associated with the closing of 39 unprofitable stores.

The provision for doubtful accounts was $1.0 million for the quarter ended December 1, 2001, a decrease of $0.3 million, or 23.1%, from $1.3 million for the quarter ended December 2, 2000. The decrease is primarily the result of lower private label credit sales during the period due to the overall decrease in sales.

Depreciation and amortization was $1.5 million for the quarter ended December 1, 2001, compared with $2.3 million for the same quarter in the prior year. This decrease of $0.8 million, or 34.8% is primarily the result of the reduction in the number of stores in operation and the elimination of the amortization of the Company's reorganization value in excess of amounts allocated to identifiable assets and goodwill from the C&H Rauch acquisition, both of which were written off during the fourth quarter of Fiscal 2001.

Net interest expense was $2.1 million for the quarter ended December 1, 2001, an increase of $1.4 million, from $0.7 million for the quarter ended December 2, 2000. This increase is due to the higher levels of debt in the current year quarter as compared to last year and the higher interest rate incurred on the additional financing.

SIX MONTHS ENDED DECEMBER 1, 2001, COMPARED TO THE SIX MONTHS ENDED DECEMBER 2, 2000

STORE ACTIVITY

The following table sets forth selected store data with respect to the six months ended December 1, 2001, and December 2, 2000:

                                                                   December 1,        December 2,
                                                                      2001                2000
                                                                 --------------     --------------
              Number of stores at beginning of period ........              164                198
                Acquired during the period ...................               --                 --
                Opened during the period .....................               --                  4
                Closed during the period .....................               (2)                (3)
                                                                 --------------     --------------
                        Total at period end ..................              162                199
                                                                 ==============     ==============

              Percentage increase (decrease) in sales of
                Comparable stores ............................            (13.8)%              0.7%

              Average sales per comparable store (in
                thousands) ...................................   $          337     $          379
              Private label credit sales mix .................             33.4%              37.1%
              Equivalent store weeks .........................            4,254              5,165
              Equivalent weekly average store sales (in
                thousands) ...................................   $         11.8     $         12.4

RESULTS OF OPERATIONS

Net sales for the six months ended December 1, 2001 were $50.1 million, a decrease of $13.8 million, or 21.6%, as compared to net sales of $63.9 million for the six months ended December 2, 2000. Equivalent store weeks were 4,254 for the six months this year as compared to 5,165 for the six-month period last year. Equivalent weekly sales were $11.8 thousand for the six months ended December 1, 2001, as compared to $12.4 thousand for the six months ended December 2, 2000. This 4.8% decrease in equivalent weekly sales is primarily due to the weaker economic conditions experienced in the current year and not being fully stocked in certain top selling merchandise in many stores due to the Company's liquidity needs. Comparable store sales (the 102 stores open for the same period in both the current and preceding year) were $34.3 million during the six-month period in Fiscal 2002 as compared to $39.8 million for the same period in Fiscal 2001. This is a decrease of $5.5 million, or 13.8%, in comparable store sales. This decrease in comparable sales was primarily due to the continued general economic slow down and not being fully stocked in certain top selling merchandise in many stores due to the Company's liquidity needs.

Cost of goods sold, buying and occupancy expenses were $35.9 million for the six months ended December 1, 2001, as compared to $46.2 million for the same period last year. The decrease in cost of goods sold, buying and occupancy expenses resulted primarily from the decrease in the number of stores in operation. Cost of goods sold, buying and occupancy expenses were 71.7% of net sales for the six months ended December 1, 2001 and 72.3% of net sales for the prior year period. The cost of goods sold, buying and occupancy expenses decreased as a percentage of sales as a result of improved merchandise margins, a $1.3 million accrual in the prior year for estimated payments due to vendors offset by the effect of spreading relatively fixed buying and occupancy costs over lower sales volumes per store as compared to last year.

Selling, general and administrative expenses were $20.8 million for the six months ended December 1, 2001, as compared to $27.2 million in the same period last year. The decrease was primarily due to the overall decrease in the number of stores in operation and cost saving initiatives implemented which include the reduction in home office staff, the reduction in store payroll hours and a focus on reducing operating expenses offset by a $2.1 million accrual for costs associated with the closing of 39 unprofitable stores. The Company also incurred costs in the prior year for the write-off of uncollectable credit card receivables and recorded an accrual for costs related to its reduction in home office employees. Selling, general and administrative expenses as a percentage of net sales were 41.5% for the period ended December 1, 2001 and 42.6% for the six months ended December 2, 2000. The decrease as a percentage of net sales resulted primarily from the items discussed above.

The provision for doubtful accounts was $1.9 million for the six months ended December 1, 2001, a decrease of $0.5 million, or 20.8%, from $2.4 million for the six months ended December 2, 2000. The decrease is primarily the result of lower private label credit sales during the period due to the overall decrease in sales.

Depreciation and amortization was $2.6 million for the six months ended December 2, 2000, compared with $4.0 million for the same period in the prior year. This decrease of $1.4 million, or 35.0%, is primarily due to the reduction in the number of stores in operation and the elimination of the amortization of the Company's reorganization value in excess of amounts allocated to identifiable assets and goodwill from the C&H Rauch acquisition, both of which were written off during the fourth quarter of Fiscal 2001.

Net interest expense was $3.9 million for the six months ended December 1, 2001, an increase of $2.6 million from $1.3 million for the six months ended December 2, 2000. This increase is due to the higher levels of debt in the current year quarter as compared to last year and the higher interest rate incurred on the additional financing.

LIQUIDITY AND CAPITAL RESOURCES

General. The Company's operations require working capital for funding the purchase of inventory, making lease payments and funding of normal operating expenses. The seasonality of the Company's business requires a significant build-up of inventory for the Christmas holiday selling period.

As of December 1, 2001, owned inventory was $41.8 million as compared to $47.7 million as of June 2, 2001. This decrease of $5.9 million, or 12.4%, is primarily due to the decreased number of stores in operation as well as the Company's continued efforts to reduce slow moving inventory and to increase the mix of consignment inventory in relation to its owned inventory.

The Company reported cash flow used in operating activities of $5.5 million for the six months ended December 1, 2001, as compared to cash flow used in operating activities of $12.4 million for the comparable period last year. The change in cash flow used in operating activities is primarily due to a larger decrease in owned inventory levels during Fiscal 2002, a larger decrease in accounts payable during Fiscal 2001 and lower operating losses during Fiscal 2002.

The Company's cash flow used in investing activities decreased by $2.2 million as compared to last year. The Company acquired $2.3 million in property and equipment during the quarter last year, consisting mostly of leasehold improvements associated with the opening of four new stores and minor remodeling of existing stores.

The Company had cash and cash equivalents of $3.4 million as of December 1, 2001, as compared to $1.1 million as of June 3, 2000.

FINANCING TRANSACTIONS.

On October 1, 2001 the Company replaced its former revolving credit facility, which expired as of such date, by entering into a $20.0 million senior revolving credit facility with lenders represented by DDJ Capital Management, LLC acting as their agent. The proceeds from this senior revolving credit facility were used to repay Foothill Capital Corporation for the expired revolving line of credit. The lenders under this new $20.0 million senior revolving credit facility are committed to make revolving advances to the Company in amounts determined based on percentages of eligible inventory. The annual rate of interest under the $20.0 million senior revolving credit facility is 12.0% per annum. Interest charges are payable monthly. Upon the occurrence and during the continuation of any event of default under the senior revolving credit facility, all obligations will bear interest at 15.0% per annum. As collateral for all obligations to the lenders under the senior revolving credit facility, the Company granted a first priority perfected security interest in and to substantially all of its owned or thereafter acquired assets, both tangible and intangible. The senior revolving credit facility contains covenants which include: meeting a minimum level of tangible net worth, meeting a minimum amount of earnings before interest, taxes, depreciation and amortization ("EBITDA"), and not exceeding a defined level of capital expenditures. The financing agreement also prohibits the payment of dividends. The senior revolving credit facility terminates on January 31, 2003. At December 1, the Company was in compliance with all terms of the senior revolving credit facility.

As of December 1, 2001, the Company had direct borrowings of $18.3 million outstanding under the revolving line of credit, with an interest rate of 12%. As of December 1, 2001 the Company had additional credit available under the line of approximately $1.7 million.

As a result of its cash losses and in order to meet its liquidity needs, the Company entered into a loan agreement and junior security agreement on April 30, 2001, with lenders represented by DDJ Capital Management, LLC acting as their agent, in order to address the Company's liquidity needs. This junior loan agreement provides up to $15 million for working capital needs based on percentages of eligible inventory and the level of borrowings outstanding under the senior revolving line of credit and also includes the lending of an additional $14.3 million arising out of the purchase at a discount of a portion of the Company's accounts payable during the second quarter of Fiscal 2001. Interest is payable monthly. The agent, on behalf of the lenders, has waived the requirement that the Company make monthly cash payment in accordance with the terms of the loan agreement, commencing with the October 1, 2001 interest payment and continuing until further notice from the agent. The agent in its sole discretion, may decide at any time to reinstate the Company's obligation to make monthly cash interest payments. The interest rate on borrowings under this agreement was 20% per annum through October 31, 2001 and then increases by .25% per month until the expiration of the agreement in June 2002. Advances made in excess of amounts available under eligible inventory requirements shall accrue at a per annum rate that is 2% above the otherwise applicable rate. Upon the occurrence and during the continuance of any event of default, interest shall accrue at a per annum rate that is 2% above the otherwise applicable rate. Under terms of the junior security agreement, the Company granted a security interest in and to substantially all owned or thereafter acquired assets, both tangible and intangible, as collateral for amounts borrowed under the loan agreement. The security provided by the Company is subordinated to the secured liens the Company provides to the lenders under its senior revolving credit facility per the terms of the junior security agreement and a separate inter-creditor and subordination agreement that was entered into by and between the lenders of the senior revolving credit facility and the lenders of the new loan agreement.

As of December 1, 2001 the Company had direct borrowings of $28.3 million outstanding under the loan agreement with the lenders represented by DDJ Capital Management, LLC with interest rates of 20.25% and 22.25% (on amounts in excess of available inventory). As of December 1, 2001 the Company had additional credit available under the line of approximately $1.0 million. At December 1, 2001 the accrued interest under this loan agreement was $1.6 million.

Both the senior revolving credit facility and the junior loan agreement were amended as of November 12, 2001, to provide additional description of other liens permitted on the Company's property.

In conjunction with the Company's acquisition of Rauch, the Company issued three promissory notes due and payable for $2.0 million each in January 2000, 2001 and 2002, respectively. The first promissory note, due January 2000, has been paid. The two remaining notes have a stated interest rate of 7% per annum with interest due and payable beginning January 15, 2000 and on each successive six-month anniversary thereafter until the notes are paid in full. Samuels may offset its payment obligations under these notes to the extent and in the event any liabilities arise that were not accounted for and not disclosed in the unaudited balance sheet of Rauch as of October 31, 1999. Accordingly, the Company has offset the amounts due under such notes by $1.8 million, which represents the amount the Company believes was not accounted for and not disclosed as of October 31, 1999. Upon the occurrence and during the continuation of an event of default under the notes, Samuels' payment obligations may bear interest at a per annum rate of 15%. The Company has not paid the January 2001 installment. The holders of the promissory note for payment in January 2001 have brought an action for payment thereon. The Company intends to defend the action based upon rights it negotiated as part of the purchase of C&H Rauch, Inc (see Note 5).

Pursuant to an asset purchase agreement that was entered into in December 1999, the Company acquired from Wilkerson & Associates substantially all of its interests in and rights to 14 Musselman Jewelers stores ("Musselman"), including trade names, customer lists, fixtures and the lease rights related to such stores. The Company's purchase price for these assets was 60,000 shares of its common stock, then valued at approximately $0.5 million. Under the terms of the asset purchase agreement for Musselman Jewelers, Wilkerson & Associates has the right to put back the shares to the Company at $11.45 per share, on the second anniversary of the date of closing. The liability, for this put option, is included in other accrued liabilities.

In July 2000, the Company completed the sale of 2,795,940 shares of its common stock, par value $.001 per share, to several purchasers pursuant to a private offering by the Company. The Company sold the shares at a price of $5.25 per share and raised approximately $13.0 million, which was used to fund the increased working capital needs created by the Company's growth.

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's subordinated debt expires in June 2002. Management's plan, to continue as a going concern, consists of obtaining sufficient financing to replace the Company's subordinated debt and improve its profitability by reviewing and improving store operating margins, overhead expenditures and closing unprofitable stores. Management believes that these improvements, coupled with new financing, will be sufficient to meet the Company's operating needs. However, there is no assurance that financing will be available in the future, and if available, at terms and conditions agreeable to the Company. Should the Company be unable to obtain financing the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company expects that amounts available under its new senior revolving credit facility will be sufficient to meet the short-term working capital needs of the Company.

On October 11, 2001, as a part of the Company's continued strategy to address profitability, the Company announced that it will close 39 unprofitable stores. As of January 4, 2002 the Company had closed 32 of the 39 stores. The Company expects that the remaining 7 stores will be closed by January 31, 2002.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

The statements included in this annual report regarding future financial performance and results of operations and other statements that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements to the effect that the Company or its management "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," or "projects" a particular result or course of events, or that such result or course of events "may" or "should" occur, and similar expressions, are also intended to identify forward-looking statements. Such statements are subject to numerous risks, uncertainties and assumptions, including but not limited to, the risk of losses and cash flow constraints despite the Company's efforts to improve operations. Should these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may vary materially from those indicated. The Company disclaims any obligation to update forward looking statements.

ITEM 3    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Changes in interest rates do not have a direct impact on interest expense related to fixed rate debt facilities. The Company has no interest rate swaps or other hedging facilities relating to its revolving line of credit.

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

         On December 22, 2000, E. Peter Healey filed an arbitration proceeding against the Company in Austin, Texas. In this proceeding, Healey asserts a claim for breach of contract arising from the termination of his employment. The Company has answered the claim and has filed counterclaims for breach of contract relating to his failure to pay back the Company outstanding monies relating to certain tax notes as well as a stock purchase agreement. The Company believes that Healey's claim is without legal merit and intends to vigorously defend itself. The Company also intends to prosecute its counterclaims vigorously.

         On August 31, 2001, National Electronics Warranty Corporation ("NEW") filed suit against the Company in the Circuit Court of Loudoun County, Virginia. In the suit, NEW asserts claims for breach of contract, breach of fiduciary duty, and unjust enrichment, for which NEW seeks damages of approximately $1,000,000. The claims arise out of certain agreements pursuant to which NEW agreed to administer service contracts for watches and jewelry, which NEW made available to the Company for sale to its retail customers. The Company has answered the claims and has filed counterclaims for breach of contract arising out of the same agreements. The Company believes that any amounts owed by the Company to NEW are substantially less than the amounts sought by NEW and may well be less than amounts owed by NEW to the Company pursuant to the counterclaims. The Company intends to defend against the claims and to prosecute its counterclaims vigorously.

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

         Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

         The Company held its annual meeting of stockholders on November 5, 2001. Proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. At the meeting, Samuels' stockholders voted on the election of directors and the ratification of its appointment of certified public accountants.

         The stockholders elected David B. Barr, David J. Breazzano, David H. Eisenberg, Wendy T. Landon, Randy N. McCullough and Jerry Winston to serve until the 2002 annual meeting of stockholders. The votes for the election of such directors was as follows:

                                                           Votes          Abstentions or
                  Name                   Votes For        Against           Non-Votes
         -------------------            ----------        -------         --------------
         David B. Barr                   6,751,934           0               20,446
         David J. Breazzano              6,751,934           0               20,446
         David H. Eisenberg              6,751,934           0               20,446
         Wendy T. Landon                 6,751,934           0               20,446
         Randy N. McCullough             6,751,934           0               20,446
         Jerry Winston                   6,751,934           0               20,446

         The stockholders of the Company voted on and approved the ratification of the appointment of certified public accountants with 6,760,341 votes cast for ratification, 267 votes against ratification and 11,772 non-votes or abstaining.

Item 5. Other Information

        Not Applicable.

Item 6. Exhibits and Reports on Form 8-K

        (a)      Exhibits:

                 Exhibit   Description

                  3.1      Certificate of Incorporation of Samuels Jewelers,
                           Inc. (1)

                  3.2      By-Laws of Samuels Jewelers, Inc. (1)

                  10.1 Loan and Security Agreement entered into as of October 1, 2001, among Samuels Jewelers, Inc., the financial institutions listed on the signature pages thereof and DDJ Capital Management, LLC as administrative agent. (2)

                  10.2 First Amendment to Loan and Security Agreement, dated as of November 12, 2001, among Samuels Jewelers, Inc., the lenders party thereto and DDJ Capital Management, LLC as agent. (3)

                  10.3 First Amendment to Loan Agreement, dated as of November 12, 2001, among Samuels Jewelers, Inc., the lenders party thereto and DDJ Capital Management, LLC as agent. (3)

         (1) Incorporated by reference to the Company's Current Report on Form 8-K filed October 6, 1998.

         (2) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 1, 2001.

         (3)      Filed herewith.

(b)      Reports on Form 8-K:

         None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            SAMUELS JEWELERS, INC.



January 15, 2002                     By:     /s/  Randy N. McCullough
                                        ----------------------------------------
                                                  Randy N. McCullough
                                          President and Chief Executive Officer



January 15, 2002                     By:        /s/  Robert J. Herman
                                        ----------------------------------------
                                                    Robert J. Herman
                                                 Vice President--Finance
                                              (Principal Accounting Officer)

                                  EXHIBIT INDEX

                 EXHIBIT   DESCRIPTION
                 -------   -----------
                  3.1      Certificate of Incorporation of Samuels Jewelers,
                           Inc. (1)

                  3.2      By-Laws of Samuels Jewelers, Inc. (1)

                  10.1 Loan and Security Agreement entered into as of October 1, 2001, among Samuels Jewelers, Inc., the financial institutions listed on the signature pages thereof and DDJ Capital Management, LLC as administrative agent. (2)

                  10.2 First Amendment to Loan and Security Agreement, dated as of November 12, 2001, among Samuels Jewelers,
                           Inc., the lenders party thereto and DDJ Capital
                           Management, LLC as agent. (3)

                  10.3     First Amendment to Loan Agreement, dated as of
                           November 12, 2001, among Samuels Jewelers, Inc., the lenders party thereto and DDJ Capital Management, LLC as agent. (3)

         (1) Incorporated by reference to the Company's Current Report on Form 8-K filed October 6, 1998.

         (2) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 1, 2001.

         (3)      Filed herewith.