Form 10-Q
period 2002-03-02
SAMUELS JEWELERS INC
filed 2002-04-16
CIK 790360

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT to SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


  For the quarterly period ended March 2, 2002. Commission File Number 0-15017


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

       As of April 12, 2002, the Registrant had 7,992,726 shares of common stock, par value $.001 per share, outstanding.

                             SAMUELS JEWELERS, INC.

                                    FORM 10-Q

                                      INDEX


                                                                          PAGES
PART I    FINANCIAL INFORMATION

          ITEM 1.  Financial Statements (unaudited)
                   Balance Sheets                                            3

                   Statements of Operations                                  4

                   Statements of Cash Flows                                  6

                   Notes to Financial Statements                             7

          ITEM 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                      13

          ITEM 3.  Quantitative and Qualitative Disclosure about Market
                   Risk                                                     19

PART II   OTHER INFORMATION

          ITEM 1.  Legal Proceedings                                        20

          ITEM 2.  Changes in Securities and Use of Proceeds                20

          ITEM 3.  Defaults Upon Senior Securities                          20

          ITEM 4.  Submission of Matters to a Vote of Security Holders      20

          ITEM 5.  Other Information                                        20

          ITEM 6.  Exhibits and Reports on Form 8-K                         20

ITEM 1.

PART I

                             SAMUELS JEWELERS, INC.
                                 BALANCE SHEETS
                    (amounts in thousands, except share data)

                                                                   March 2, 2002  June 2, 2001
                                                                   -------------  ------------
                               Assets                              (unaudited)
Current assets:
   Cash and cash equivalents                                       $  2,916        $  1,148
   Accounts receivable, net                                           2,668           5,308
   Merchandise inventories                                           29,903          47,723
   Prepaid expenses and other current assets                            654           2,386
                                                                   --------        --------
Total current assets                                                 36,141          56,565

Property and equipment:
   Leasehold improvements, furniture and fixtures                    24,187          24,349
   Computers and equipment                                            6,757           6,744
                                                                   --------        --------
                                                                     30,944          31,093
Less: accumulated depreciation and amortization                      12,509           9,332
                                                                   --------        --------
Net property and equipment                                           18,435          21,761
Other assets                                                            423             632
                                                                   --------        --------
Total assets                                                       $ 54,999        $ 78,958
                                                                   ========        ========

           Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
   Notes payable                                                   $ 42,173        $ 18,213
   Accounts payable -- trade                                          8,317          15,305
   Other accrued liabilities                                         15,501          16,965
                                                                   --------        --------
Total current liabilities                                            65,991          50,483

Notes payable                                                            41          22,955

Stockholders' equity (deficiency):
   Common stock; $.001 par value; authorized 20,000,000 shares;
    Issued and outstanding, 7,992,726 shares at March 2, 2002,
    7,909,185 at June 2, 2001                                             8               8
   Additional paid-in capital                                        63,693          63,642
   Deferred compensation                                                 --            (417)
   Notes receivable                                                  (1,791)         (1,960)
   Accumulated deficit                                              (72,943)        (55,753)
                                                                   --------        --------
Total stockholders' equity (deficiency)                             (11,033)          5,520
                                                                   --------        --------

Total liabilities and stockholders' equity (deficiency)            $ 54,999        $ 78,958
                                                                   ========        ========


                       See Notes to Financial Statements.

                             SAMUELS JEWELERS, INC.
                            STATEMENTS OF OPERATIONS
                  (amounts in thousands, except per share data)
                                   (unaudited)

                                                Three Months Three Months
                                                   Ended        Ended
                                                  March 2,     March 3,
                                                   2002         2001
                                                -----------  -----------
Net sales                                         $ 50,228    $ 57,359

Costs and expenses:
   Cost of goods sold, buying and occupancy         34,951      35,404
   Selling, general and administrative expenses     11,918      15,872
   Provision for doubtful accounts                   2,085       1,635
   Depreciation and amortization                     1,025       1,926
                                                  --------    --------
                                                    49,979      54,837

Operating income                                       249       2,522
Interest expense, net                                2,135         521
                                                  --------    --------

Income (loss) before income taxes                   (1,886)      2,001
Income taxes                                            --          --
                                                  --------    --------

Net income (loss)                                 $ (1,886)   $  2,001
                                                  ========    ========


Basic and diluted income (loss) per share         $  (0.24)   $   0.25
                                                  ========    ========
Weighted average shares outstanding                  7,993       7,969
                                                  ========    ========


                       See Notes to Financial Statements.

                             SAMUELS JEWELERS, INC.
                            STATEMENTS OF OPERATIONS
                  (amounts in thousands, except per share data)
                                   (unaudited)

                                                 Nine Months  Nine Months
                                                   Ended        Ended
                                                  March 2,     March 3,
                                                   2002         2001
                                                -----------  -----------
Net sales                                         $ 100,290    $ 121,271

Costs and expenses:
   Cost of goods sold, buying and occupancy          70,847       81,577
   Selling, general and administrative expenses      32,696       43,121
   Provision for doubtful accounts                    3,999        4,013
   Depreciation and amortization                      3,627        5,893
   Asset impairment                                     319           --
                                                  ---------    ---------
                                                    111,488      134,604

Operating loss                                      (11,198)     (13,333)
Interest expense, net                                 5,992        1,825
                                                  ---------    ---------

Loss before income taxes                            (17,190)     (15,158)
Income taxes                                                          --
                                                  ---------    ---------

Net loss                                          $ (17,190)   $ (15,158)
                                                  =========    =========


Basic and diluted loss per share                  $   (2.16)   $   (1.97)
                                                  =========    =========
Weighted average shares outstanding                   7,966        7,708
                                                  =========    =========


                       See Notes to Financial Statements.

                             SAMUELS JEWELERS, INC.
                            STATEMENTS OF CASH FLOWS
                             (amounts in thousands)
                                   (unaudited)

                                                                     Nine Months  Nine Months
                                                                       Ended        Ended
                                                                      March 2,     March 3,
                                                                        2002         2001
                                                                    -----------  -----------
Operating activities:
Net loss                                                              $(17,190)   $(15,158)
Adjustments to reconcile net loss to net cash provided by (used in)
   operating activities:
   Depreciation and amortization                                         3,136       5,476
   Provision for doubtful accounts                                       3,999       4,013
   Deferred compensation                                                   417         417
   Impairment charges                                                      319       1,267
Change in operating assets and liabilities:
   Accounts receivable                                                  (1,359)     (4,123)
   Merchandise inventories                                              17,820      11,237
   Prepaid expenses and other current assets                             1,732       1,876
   Other assets                                                            209          87
   Accounts payable -- trade                                            (6,988)    (21,836)
   Accounts payable -- related party                                        --      14,335
   Other accrued liabilities                                            (1,413)     (1,486)
                                                                      --------    --------
Net cash provided by (used in) operating activities                        682      (3,895)

Investing activities:
Purchase of property and equipment                                        (129)     (2,526)
                                                                      --------    --------
Net cash used in investing activities                                     (129)     (2,526)

Financing activities:
Net borrowings (repayments) under revolving credit facility              1,046      (8,076)
Notes receivable for purchase of stock                                      --      (1,641)
Payments on notes receivable                                               169         143
Issuance of common stock                                                    --      14,781
                                                                      --------    --------
Net cash provided by financing activities                                1,215       5,207

                                                                      --------    --------
Increase (decrease) in cash                                              1,768      (1,214)

Cash and cash equivalents at beginning of period                         1,148       1,960
                                                                      --------    --------
Cash and cash equivalents at end of period                            $  2,916    $    746
                                                                      ========    ========

Supplemental disclosure of cash flow information:

Cash paid during the period for:
   Interest                                                           $  3,191    $  1,308
   Income taxes                                                             --          --


                       See Notes to Financial Statements.

                             SAMUELS JEWELERS, INC.
                          NOTES TO FINANCIAL STATEMENTS
              (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

1.       HISTORY AND BASIS OF PRESENTATION

HISTORY

Samuels Jewelers, Inc. ("Samuels" or the "Company") operates a national chain of specialty retail jewelry stores located in regional shopping malls, power centers, strip centers and stand-alone stores. The Company sells fine jewelry in a wide range of styles and prices, with a principal emphasis on diamond and gemstone jewelry. As of March 2, 2002, the Company operated 126 retail jewelry stores in 19 states, principally Texas, California, Kentucky and Colorado. The Company also sells jewelry online at the following sites on the World Wide Web:
Samuels.cc, SamuelsJewelers.com and JewelryLine.com. The Company currently operates under the following four tradenames: "Samuels", "C&H Rauch", "Schubach" and "Samuels Diamonds".

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

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's subordinated debt expires in June 2002 (see Note 2). Management's plan, to continue as a going concern, consists of obtaining sufficient financing to replace the Company's subordinated debt and improve its profitability by reviewing and improving store operating margins and overhead expenditures. Management believes that these improvements, coupled with new financing, will be sufficient to meet the Company's operating needs. However, there is no assurance that financing will be available in the future, and if available, at terms and conditions agreeable to the Company. Should the Company be unable to obtain financing the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Each fiscal year of the Company ends on the Saturday closest to May 31. The third quarter of Fiscal 2002 consisted of the thirteen weeks ended March 2, 2002. The third quarter of Fiscal 2001 consisted of the thirteen weeks ended March 3, 2001. The nine-month period ended March 2, 2002 consisted of the thirty-nine weeks then ended. The nine-month period ended March 3, 2001 consisted of the thirty-nine weeks then ended.

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

2.     NOTES PAYABLE

On October 1, 2001 the Company replaced its former revolving credit facility with Foothill Capital Corporation, which expired as of such date, by entering into a $20.0 million senior revolving credit facility with lenders represented by DDJ Capital Management, LLC acting as their agent. The lenders under this new $20.0 million senior revolving credit facility are committed to make revolving advances to the Company in amounts determined based on percentages of eligible inventory. The annual rate of interest under the $20.0 million senior revolving credit facility is 12.0% per annum. Interest charges are payable monthly. Upon the occurrence and during the continuation of any event of default under the senior revolving credit facility, all obligations will bear interest at 15.0% per annum. As collateral for all obligations to the lenders under the senior revolving credit facility, the Company granted a first priority perfected security interest in and to substantially all of its owned or thereafter acquired assets, both tangible and intangible. The senior revolving credit facility contains covenants which include: meeting a minimum level of tangible net worth, meeting a minimum amount of earnings before interest, taxes, depreciation and amortization ("EBITDA"), and not exceeding a defined level of capital expenditures. The financing agreement also prohibits the payment of dividends. The senior revolving credit facility terminates on January 31, 2003. At March 2, 2002 the Company was in compliance with all terms of the senior revolving credit facility.

As of March 2, 2002, the Company had direct borrowings of $11.6 million outstanding under the revolving line of credit, with an interest rate of 12%. As of March 2, 2002 the Company had additional credit available under the line of approximately $1.4 million.

As a result of its cash losses and in order to meet its liquidity needs, the Company entered into a loan agreement and junior security agreement on April 30, 2001, with lenders represented by DDJ Capital Management, LLC acting as their agent. This junior loan agreement provides up to $15 million for working capital needs based on percentages of eligible inventory and the level of borrowings outstanding under the senior revolving line of credit and also includes the lending of an additional $14.3 million arising out of the purchase at a discount of a portion of the Company's accounts payable during the second quarter of Fiscal 2001. Interest is payable monthly. The agent, on behalf of the lenders, has waived the requirement that the Company make monthly cash interest payments in accordance with the terms of the loan agreement, commencing with the October 1, 2001 interest payment and continuing until further notice from the agent. The agent in its sole discretion, may decide at any time to reinstate the Company's obligation to make monthly cash interest payments. The interest rate on borrowings under this agreement was 20% per annum through October 31, 2001 and then increases by .25% per month until the expiration of the agreement in June 2002. Advances made in excess of amounts available under eligible inventory requirements shall accrue at a per annum rate that is 2% above the otherwise applicable rate. Upon the occurrence and during the continuance of any event of default, interest shall accrue at a per annum rate that is 2% above the otherwise applicable rate. Under terms of the junior security agreement, the Company granted a security interest in and to substantially all owned or thereafter acquired assets, both tangible and intangible, as collateral for amounts borrowed under the loan agreement. The security provided by the Company is subordinated to the secured liens the Company provides to the lenders under its senior revolving credit facility per the terms of the junior security agreement and a separate inter-creditor and subordination agreement that was entered into by and between the lenders of the senior revolving credit facility and the lenders of the junior loan agreement.

As of March 2, 2002 the Company had direct borrowings of $28.3 million outstanding under the junior loan agreement with the lenders represented by DDJ Capital Management, LLC with interest rates of 21.0% and 23.0% (on amounts in excess of available inventory). As of March 2, 2002 the Company had additional credit available under the line of approximately $1.0 million. At March 2, 2002 the accrued and unpaid interest under this loan agreement was $3.2 million.

Both the senior revolving credit facility and the junior loan agreement were amended as of November 12, 2001, to provide additional description of other liens permitted on the Company's property.

In conjunction with the Company's acquisition of Rauch, the Company issued three promissory notes due and payable for $2.0 million each in January 2000, 2001 and 2002, respectively. The first promissory note, due January 2000, has been paid. The two remaining notes have a stated interest rate of 7% per annum with interest due and payable beginning January 15, 2000 and on each successive six-month anniversary thereafter until the notes are paid in full. Samuels may offset its payment obligations under these notes to the extent and in the event any liabilities arise that were not accounted for and not disclosed in the unaudited balance sheet of Rauch as of October 31, 1999. Accordingly, the Company has offset the amounts due under such notes by $1.8 million. Upon the occurrence and during the continuation of an event of default under the notes, Samuels' payment obligations may bear interest at a per annum rate of 15%. The Company has not paid the January 2001 and January 2002 installments. The holders of the promissory notes have brought an action for payment thereon. The Company intends to defend the action based upon rights it negotiated as part of the purchase of C&H Rauch, Inc (see Note 5).

Pursuant to an asset purchase agreement that was entered into in December 1999, the Company acquired from Wilkerson & Associates substantially all of its interests in and rights to 14 Musselman Jewelers stores ("Musselman"), including trade names, customer lists, fixtures and the lease rights related to such stores. The Company's purchase price for these assets was 60,000 shares of its common stock, then valued at approximately $0.5 million. Under the terms of the asset purchase agreement for Musselman Jewelers, Wilkerson & Associates had the right to put back the shares to the Company at $11.45 per share, on the second anniversary of the date of closing. Wilkerson & Associates provided notice to the Company of its exercise of its put option in connection with such second anniversary which occurred on or about January 28, 2002. The liability, for this put option, is included in other accrued liabilities. The Company has entered into discussions with Wilkerson & Associates to resolve issues and liabilities that may exist with respect to the put option.

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

4.     NOTES RECEIVABLE

In July 2000, as part of the purchase by certain officers of the Company in a private placement of the Company's common stock, the Company permitted officers to purchase common stock in return for a combination of a promissory note for up to 90% of such officer's purchase price of the common stock and cash. The total amount of notes issued was $1.6 million. The notes are 100% recourse as to accrued interest and range from 25% to 33% recourse as to principal. The notes require payment in full by the seventh anniversary of the date of the amount of the respective loan, and the related accrued interest, for the purchase price of the common stock. The notes accrue interest at a rate per annum equal to the federal mid-term rate of interest published by the U.S. Treasury in accordance with IRC Section 1274(d). The notes require a mandatory annual prepayment of the principal and accrued interest on the respective note in an amount equal to the lesser of 25% of the pre-tax amount of any cash bonus paid by the Company to the respective officer and the sum of accrued and unpaid interest owing on the respective note plus the unpaid principal amount outstanding on the note. Each officer may elect for one year in the seven-year period to omit the inclusion of the unpaid principal amount outstanding on the note under the foregoing calculation. The notes permit the suspension of the payment of the applicable prepayment amounts as long as an officer has made sufficient deferrals of amounts from the officer's base salary and any bonuses under the Company's Deferred Compensation Plan to equal the prepayment amounts that are being suspended. The Deferred Compensation Plan provides for the withholding of a percentage of an eligible employee's base salary and any bonus for a period not to exceed the seven-year anniversary of the date of the first deferral under the plan. The notes are recorded on the balance sheet as an offset to stockholders' equity (deficiency). There have been no payments made on the notes arising from the purchase of the Company's common stock.

On October 2, 1998, the Company issued 250,000 restricted shares of common stock to certain key executives as part of their employment agreements provided for in the Plan of Reorganization. These grants vest 25% per year, commencing on the grant date and each of the first three anniversaries thereof. The Company made loans, and agreed to issue more loans as shares vest, to help defray the tax expense of the stock grants. These notes bear interest at the applicable federal short-term rate when issued and are payable in quarterly installments over the stock's three-year vesting schedule. If, however, the executive is employed on the quarterly due date, a bonus in the amount of the principal then due is then payable. The deferred compensation expense was amortized over the remaining vesting period. As of March 2, 2002, the aggregate outstanding amount under these notes was $0.2 million, which is shown as an offset of stockholders' deficiency on the balance sheet.

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

On August 31, 2001, National Electronics Warranty Corporation ("NEW") filed suit against the Company in the Circuit Court of Loudoun County, Virginia. In the suit, NEW asserts claims for breach of contract, breach of fiduciary duty, and unjust enrichment, for which NEW seeks damages of approximately $1,000,000. The claims arose out of certain agreements pursuant to which NEW agreed to administer service contracts for watches and jewelry, which NEW made available to the Company for sale to its retail customers. The Company filed counterclaims for breach of contract arising out of the same agreements (see Note 8).

6.     STORE CLOSURES

As part of the Company's continued strategy to address profitability, the Company announced that it would close 39 unprofitable stores. As of March 2, 2002 the Company had closed 38 of the 39 stores. At the beginning of the fiscal year, the Company had reserved $0.4 million for store closures. During the nine months ended March 2, 2002 the Company has recorded $4.0 million in charges to selling, general and administrative expense for the estimated costs associated with lease terminations, severance and other closing costs and has made payments on these charges totaling $2.0 million. The Company also has offset $.3 million of asset impairment against the store closing reserve. At March 2, 2002 the balance in the store closing reserve was $1.7 million.

7.       STOCKHOLDERS' EQUITY

On August 30, 2002, the Company issued 83,541 shares of common stock at $.60 per share as a matching contribution to its 401(k) retirement plan. The Board of Directors agreed to match contributions for calendar year 2000 at $.07 per dollar contribution up to a 6% deferral rate.

8.       SUBSEQUENT EVENTS

ON APRIL 4, 2002 THE COMPANY ENTERED A SETTLEMENT AGREEMENT WITH NEW. AS PART OF THE SETTLEMENT SAMUELS AGREED TO PAY NEW $.3 MILLION. THE COMPANY HAD PREVIOUSLY RESERVED $.5 MILLION FOR THIS CLAIM. THE SETTLEMENT RESOLVED ALL CLAIMS BETWEEN THE PARTIES EXISTING AS OF THE DATE OF THE SETTLEMENT. The suit is in the process of being dismissed with prejudice (see Note 5).

On March 22, 2002, the Company was allowed to advance amounts in excess of the percentage of its eligible inventory as defined in its senior revolving credit facility (see Note 2). The agent and lenders have agreed to advance the funds, on a daily basis, notwithstanding that such advances will be overadvances pursuant to the terms of the loan agreement. The agent and lenders further agree that in the event that the Company is unable to repay the amount of the overadvances on the next business day (as required by the loan agreement), an event of default shall not occur. Rather, the amount of the overadvances will be paid to the agent within one business day of the agent giving notice to the Company that such overadvance must be paid to agent to reduce the obligations. In the event that the Company does not make such payment, then an event of default shall be deemed to have occurred. The agent and lenders have continued to make daily overadvances of funds through the date of this filing, however, there is no assurance that overadvances will be available in the future.

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

OVERVIEW. The following discussion presents information about the financial condition, liquidity and capital resources, and results of operations of the Company as of and for the quarters and nine-month periods ended March 2, 2002 and March 3, 2001. This information should be read in conjunction with the audited financial statements of the Company and the notes thereto as reported on the Company's Annual Report on Form 10-K for the fiscal year ended June 2, 2001.

THREE MONTHS ENDED MARCH 2, 2002, COMPARED TO THE THREE MONTHS ENDED MARCH 3,
2001

STORE ACTIVITY

The following table sets forth selected store data with respect to the quarters ended March 2, 2002, and March 3, 2001:

                                                       March 2,     March 3,
                                                        2002         2001
                                                       --------    --------
Number of stores at beginning of quarter ...........       162         199
  Acquired during the quarter ......................        --          --
  Opened during the quarter ........................        --          --
  Closed during the quarter ........................       (36)        (29)
                                                       -------     -------
          Total at quarter end .....................       126         170
                                                       =======     =======

Percentage decrease in sales of
  comparable stores ................................      (3.4)%     (18.2)%
Average sales per comparable store  (in
  thousands) .......................................   $   344     $   344
Private label credit sales mix .....................      27.8%       28.5%
Equivalent store weeks .............................     1,774       2,382
Equivalent weekly average store sales (in
  thousands) .......................................   $  28.3     $  24.1

RESULTS OF OPERATIONS

Net sales for the quarter ended March 2, 2002 were $50.2 million, a decrease of $7.2 million, or 12.5%, as compared to net sales of $57.4 million for the quarter ended March 3, 2001. Equivalent store weeks were 1,774 for the quarter this year as compared to 2,382 for the quarter last year, a 25.5% decrease. Equivalent weekly sales were $28.3 thousand for the quarter ended March 2, 2002 as compared to $24.1 thousand for the quarter ended March 3, 2001. This 17.4% increase in equivalent weekly sales is primarily due to store closing sales held at the 36 stores which were closed during the current quarter. Comparable store sales (the 122 stores open for the same period in both the current and preceding year) were $42.0 million during the quarter this year as compared to $43.5 million for the same period last year. This is a decrease of $1.5 million, or 3.4%, in comparable store sales. This decrease in comparable sales occurred primarily after the Christmas selling season and resulted from the continued general economic slow down.

Cost of goods sold, buying and occupancy expenses were $35.0 million for the quarter ended March 2, 2002, as compared to $35.4 million for the same quarter last year. The decrease in cost of goods sold, buying and occupancy expenses resulted primarily from the decrease in the number of stores in operation which was offset by the liquidation of approximately $11.0 million of slow moving inventory on approximately $11.7 million in sales at closing events held in the 36 stores that were closed during the quarter. Cost of goods sold, buying and occupancy expenses were 69.6% of net sales for the quarter ended

March 2, 2002 and 61.7% of net sales for the prior year quarter. The increase as a percent of nets sales resulted primarily from the factors mentioned above.

Selling, general and administrative expenses were $11.9 million for the quarter ended March 2, 2002, as compared to $15.9 million in the same quarter last year. The decrease was primarily due to the overall decrease in the number of stores in operation and cost saving initiatives implemented which include the reduction in home office staff, the reduction in store payroll hours and a focus on reducing operating expenses. Selling, general and administrative expenses as a percentage of net sales were 23.7% for the quarter ended March 2, 2002 and 27.7% for the quarter ended March 3, 2001. The decrease as a percentage of net sales resulted primarily from the cost savings initiatives mentioned above and the closure of less profitable stores.

The provision for doubtful accounts was $2.1 million for the quarter ended March 2, 2002, an increase of $0.5 million, or 31.3%, from $1.6 million for the quarter ended March 3, 2001. The increase is primarily the result of higher private label credit losses incurred due to current loss trends within the credit industry which are the result of overall general weaker economic conditions experienced during the past year.

Depreciation and amortization was $1.0 million for the quarter ended March 2, 2002, compared with $1.9 million for the same quarter in the prior year. This decrease of $0.9 million, or 47.4% is primarily the result of the reduction in the number of stores in operation and the elimination of the amortization of the Company's reorganization value in excess of amounts allocated to identifiable assets and goodwill from the C&H Rauch acquisition, both of which were written off during the fourth quarter of Fiscal 2001.

Net interest expense was $2.1 million for the quarter ended March 2, 2002, an increase of $1.6 million, from $0.5 million for the quarter ended March 3, 2001. This increase is due to the higher levels of debt in the current year quarter as compared to last year and the higher interest rate incurred on the additional financing.

NINE MONTHS ENDED MARCH 2, 2002, COMPARED TO THE NINE MONTHS ENDED MARCH 3, 2001

STORE ACTIVITY

The following table sets forth selected store data with respect to the nine months ended March 2, 2002, and March 3, 2001:

                                                       March 2,     March 3,
                                                        2002         2001
                                                       --------    --------
Number of stores at beginning of period ............       164         198
  Acquired during the period .......................        --          --
  Opened during the period .........................        --           4
  Closed during the period .........................       (38)        (32)
                                                       -------     -------
          Total at period end ......................       126         170
                                                       =======     =======

Percentage decrease in sales of
  comparable stores ................................      (8.2)%      (8.9)%
Average sales per comparable store (in
  thousands) .......................................   $   681     $   731
Private label credit sales mix .....................      30.6%       33.0%
Equivalent store weeks .............................     6,028       7,547
Equivalent weekly average store sales (in
  thousands) .......................................   $  20.0     $  16.1

RESULTS OF OPERATIONS

Net sales for the nine months ended March 2, 2002 were $100.3 million, a decrease of $21.0 million, or 17.3%, as compared to net sales of $121.3 million for the nine months ended March 3, 2001, a 20.1% decrease. Equivalent store weeks were 6,028 for the nine months this year as compared to 7,547 for the nine-month period last year. Equivalent weekly sales were $20.0 thousand for the nine months ended

March 2, 2002, as compared to $16.1 thousand for the nine months ended March 3, 2001. This 24.2% increase in equivalent weekly sales is primarily due to store closing sales held at the 36 stores which were closed during the current quarter and the closing of an additional 37 under performing stores since the beginning of the corresponding quarter of last year, that had lower sales volumes. Comparable store sales (the 122 stores open for the same period in both the current and preceding year) were $83.1 million during the nine-month period in Fiscal 2002 as compared to $90.5 million for the same period in Fiscal 2001. This is a decrease of $7.4 million, or 8.2%, in comparable store sales. This decrease in comparable sales was primarily due to the continued general economic slow down.

Cost of goods sold, buying and occupancy expenses were $70.8 million for the nine months ended March 2, 2002, as compared to $81.6 million for the same period last year. The decrease in cost of goods sold, buying and occupancy expenses resulted primarily from the decrease in the number of stores in operation which was offset by the liquidation of approximately $11.0 million of slow moving inventory on approximately $11.7 million of sales at closing events held in the 36 stores which were closed during the third quarter. Cost of goods sold, buying and occupancy expenses were 70.6% of net sales for the nine months ended March 2, 2002 and 67.3% of net sales for the prior year period. The cost of goods sold, buying and occupancy expenses increased as a percentage of sales due to lower margins obtained on sales as a result of store closing sales run at the 36 stores closed during the third quarter and the effect of spreading relatively fixed buying and occupancy costs over lower sales volumes due to the reduction in the number of stores in operation as compared to last year.

Selling, general and administrative expenses were $32.7 million for the nine months ended March 2, 2002, as compared to $43.1 million in the same period last year. The decrease was primarily due to the overall decrease in the number of stores in operation and cost saving initiatives implemented which include the reduction in home office staff, the reduction in store payroll hours and a focus on reducing operating expenses. However, a portion of the reduction in selling, general, and administrative expenses that were achieved by the Company were offset by an increase of $2.3 million in charges for costs associated with store closings. The Company also incurred costs in the prior year for the write-off of uncollectable credit card receivables and recorded an accrual for costs related to its reduction in home office employees. Selling, general and administrative expenses as a percentage of net sales were 32.6% for the period ended March 2, 2002 and 35.5% for the nine months ended March 3, 2001. The decrease as a percentage of net sales resulted primarily from the items discussed above.

The provision for doubtful accounts was $4.0 million, or 4.0%, of net sales for the nine months ended March 2, 2002, and $4.0 million, or 3.3%, of net sales for the nine months ended March 3, 2001. The increase as a percentage of net sales resulted primarily from higher private label credit losses incurred due to current trends within the credit industry which are the result of overall general weaker economic conditions experienced during the past year.

Depreciation and amortization was $3.6 million for the nine months ended March 2, 2002, compared with $5.9 million for the same period in the prior year. This decrease of $2.3 million, or 39.0%, is primarily due to the reduction in the number of stores in operation and the elimination of the amortization of the Company's reorganization value in excess of amounts allocated to identifiable assets and goodwill from the C&H Rauch acquisition, both of which were written off during the fourth quarter of Fiscal 2001.

Net interest expense was $6.0 million for the nine months ended March 2, 2002, an increase of $4.2 million from $1.8 million for the nine months ended March 3, 2001. This increase is due to the higher levels of debt in the current year quarter as compared to last year and the higher interest rate incurred on the additional financing.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL. The Company's operations require working capital for funding the purchase of inventory, making lease payments and funding of normal operating expenses. The seasonality of the Company's business requires a significant build-up of inventory for the Christmas holiday selling period. Sales during the Christmas season, which includes the period from the day following Thanksgiving Day to December 31, generally account for approximately 25% of the Company's annual net sales.

As of March 2, 2002, owned inventory was $29.9 million as compared to $47.7 million as of June 2, 2001. This decrease of $17.8 million, or 37.3%, is primarily due to the decrease in the number of stores in operation as well as the Company's continued efforts to reduce slow moving inventory and to increase the mix of consignment inventory in relation to its owned inventory.

The Company reported cash flow provided by operating activities of $0.7 million for the nine months ended March 2, 2002, as compared to cash flow used in operating activities of $3.9 million for the comparable period last year. The change in cash flow used in operating activities is primarily due to a larger decrease in owned inventory levels during Fiscal 2002, but this reduction was somewhat offset by higher operating losses during Fiscal 2002.

The Company's cash flow used in investing activities decreased by $2.4 million as compared to last year. The Company acquired $2.5 million in property and equipment during the nine month period last year, consisting mostly of leasehold improvements associated with the opening of four new stores and minor remodeling of existing stores.

The Company had cash and cash equivalents of $2.9 million as of March 2, 2002, as compared to $1.1 million as of June 2, 2001.

FINANCING TRANSACTIONS.

On October 1, 2001 the Company replaced its former revolving credit facility with Foothill Capital Corporation, which expired as of such date, by entering into a $20.0 million senior revolving credit facility with lenders represented by DDJ Capital Management, LLC acting as their agent. The lenders under this new $20.0 million senior revolving credit facility are committed to make revolving advances to the Company in amounts determined based on percentages of eligible inventory. The annual rate of interest under the $20.0 million senior revolving credit facility is 12.0% per annum. Interest charges are payable monthly. Upon the occurrence and during the continuation of any event of default under the senior revolving credit facility, all obligations will bear interest at 15.0% per annum. As collateral for all obligations to the lenders under the senior revolving credit facility, the Company granted a first priority perfected security interest in and to substantially all of its owned or thereafter acquired assets, both tangible and intangible. The senior revolving credit facility contains covenants which include: meeting a minimum level of tangible net worth, meeting a minimum amount of earnings before interest, taxes, depreciation and amortization ("EBITDA"), and not exceeding a defined level of capital expenditures. The financing agreement also prohibits the payment of dividends. The senior revolving credit facility terminates on January 31, 2003. At March 2, 2002 the Company was in compliance with the terms of the senior revolving credit facility.

As of March 2, 2002, the Company had direct borrowings of $11.6 million outstanding under the revolving line of credit, with an interest rate of 12%. As of March 2, 2002 the Company had additional credit available under the line of approximately $1.4 million.

On March 22, 2002, the Company was allowed to advance amounts in excess of the percentage of its eligible inventory as defined in its senior revolving credit facility (see Note 2). The agent and lenders have agreed to advance the funds, on a daily basis, notwithstanding that such advances will be overadvances pursuant to the terms of the loan agreement. The agent and lenders further agree that in the event that the Company is unable to repay the amount of the overadvances on the next business day (as required by the loan agreement), an event of default shall not occur. Rather, the amount of the overadvances will be paid to the agent within one business day of the agent giving notice to the Company that such overadvance must be paid to agent to reduce the obligations. In the event that the Company does not make such payment, then an event of default shall be deemed to have occurred. The agent and lenders have continued to make daily overadvances of funds through the date of this filing, however, there is no assurance that overadvances will be available in the future.

As a result of its cash losses and in order to meet its liquidity needs, the Company entered into a loan agreement and junior security agreement on April 30, 2001, with lenders represented by DDJ Capital Management, LLC acting as their agent. This junior loan agreement provides up to $15 million for working capital needs based on percentages of eligible inventory and the level of borrowings outstanding under the senior revolving line of credit and also includes the lending of an additional $14.3 million arising out of the purchase at a discount of a portion of the Company's accounts payable during the second quarter of Fiscal 2001. Interest is payable monthly. The agent, on behalf of the lenders, has waived the requirement that the Company make monthly cash interest payments in accordance with the terms of the loan agreement, commencing with the October 1, 2001 interest payment and continuing until further notice from the agent. The agent in its sole discretion, may decide at any time to reinstate the Company's obligation to make monthly cash interest payments. The interest rate on borrowings under this agreement was 20% per annum through October 31, 2001 and then increases by .25% per month until the expiration of the agreement in June 2002. Advances made in excess of amounts available under eligible inventory requirements shall accrue at a per annum rate that is 2% above the otherwise applicable rate. Upon the occurrence and during the continuance of any event of default, interest shall accrue at a per annum rate that is 2% above the otherwise applicable rate. Under terms of the junior security agreement, the Company granted a security interest in and to substantially all owned or thereafter acquired assets, both tangible and intangible, as collateral for amounts borrowed under the loan agreement. The security provided by the Company is subordinated to the secured liens the Company provides to the lenders under its senior revolving credit facility per the terms of the junior security agreement and a separate inter-creditor and subordination agreement that was entered into by and between the lenders of the senior revolving credit facility and the lenders of the new loan agreement.

As of March 2, 2002 the Company had direct borrowings of $28.3 million outstanding under the junior loan agreement with the lenders represented by DDJ Capital Management, LLC with interest rates of 21.0% and 23.0% (on amounts in excess of available inventory). As of March 2, 2002 the Company had additional credit available under the line of approximately $1.0 million. At March 2, 2002 the accrued interest under this loan agreement was $3.2 million.

Both the senior revolving credit facility and the junior loan agreement were amended as of November 12, 2001, to provide additional description of other liens permitted on the Company's property.

In conjunction with the Company's acquisition of Rauch, the Company issued three promissory notes due and payable for $2.0 million each in January 2000, 2001 and 2002, respectively. The first promissory note, due January 2000, has been paid. The two remaining notes have a stated interest rate of 7% per annum with interest due and payable beginning January 15, 2000 and on each successive six-month anniversary thereafter until the notes are paid in full. Samuels may offset its payment obligations under these notes to the extent and in the event any liabilities arise that were not accounted for and not disclosed in the unaudited balance sheet of Rauch as of October 31, 1999. Accordingly, the Company has offset the amounts due under such notes by $1.8 million. Upon the occurrence and during the continuation of an event of default under the notes, Samuels' payment obligations may bear interest at a per annum rate of 15%. The Company has not paid the January 2001 and January 2002 installments. The holders of the promissory notes have brought an action for payment thereon. The Company intends to defend the action based upon rights it negotiated as part of the purchase of C&H Rauch, Inc (see Note 5).

Pursuant to an asset purchase agreement that was entered into in December 1999, the Company acquired from Wilkerson & Associates substantially all of its interests in and rights to 14 Musselman Jewelers stores ("Musselman"), including trade names, customer lists, fixtures and the lease rights related to such stores. The Company's purchase price for these assets was 60,000 shares of its common stock, then valued at approximately $0.5 million. Under the terms of the asset purchase agreement for Musselman Jewelers, Wilkerson & Associates had the right to put back the shares to the Company at $11.45 per share, on the second anniversary of the date of closing. Wilkerson & Associates provided notice to the Company of its exercise of its put option in connection with such second anniversary which occurred on or about January 28, 2002. The liability, for this put option, is included in other accrued liabilities. The Company has entered into discussions with Wilkerson & Associates to resolve issues and liabilities that may exist with respect to the put option.

In July 2000, the Company completed the sale of 2,795,940 shares of its common stock, par value $.001 per share, to several purchasers pursuant to a private offering by the Company. The Company sold the shares at a price of $5.25 per share and raised approximately $13.0 million, which was used to fund the increased working capital needs created by the Company's growth.

The unaudited financial statements, accompanying this report, have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's subordinated debt expires in June 2002. Management's plan, to continue as a going concern, consists of obtaining sufficient financing to replace the Company's subordinated debt and improve its profitability by reviewing and improving store operating margins, overhead expenditures and closing unprofitable stores. Management believes that these improvements, coupled with new financing, will be sufficient to meet the Company's operating needs. However, there is no assurance that the Company will be able to obtain financing or that, if available, the Company can obtain it on terms and conditions agreeable to the Company. Should the Company be unable to obtain financing the Company may be unable to continue as a going concern for a reasonable period of time. The accompanying unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company expects that amounts available under its new senior revolving credit facility, including any overadvances will be sufficient to meet the short-term working capital needs of the Company.

On October 11, 2001, as a part of the Company's continued strategy to address profitability, the Company announced that it would close 39 unprofitable stores. As of March 2, 2002 the Company had closed 38 of the 39 stores.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

         On August 16, 2001, Harry S. Cohen and Steven D. Singleton, the former owners of all of the issued and outstanding stock of C & H Rauch, Inc., filed a foreclosure action against the Company in the Kentucky Circuit Court of Fayette County, Kentucky seeking the payment of $2,475,000 pursuant to a promissory note for payment in January 2001 that was executed and delivered to them by the Company as part of the purchase price paid by the Company in the acquisition of C & H Rauch, Inc. The Company intends to continue defending the suit vigorously based upon its belief that any payment under such note is subject to rights that it negotiated as part of such note and the other transaction documents for such acquisition.

         On December 22, 2000, E. Peter Healey filed an arbitration proceeding against the Company in Austin, Texas. In this proceeding, Healey asserts a claim for breach of contract arising from the termination of his employment. The Company has answered the claim and has filed counterclaims for breach of contract relating to his failure to pay back the Company outstanding monies relating to certain tax notes as well as a stock purchase agreement. The Company believes that Healey's claim is without legal merit and intends to continue vigorously defending itself. The Company also intends to continue prosecuting its counterclaims vigorously.

         On August 31, 2001, National Electronics Warranty Corporation ("NEW") filed suit against the Company in the Circuit Court of Loudoun County, Virginia. In the suit, NEW asserts claims for breach of contract, breach of fiduciary duty, and unjust enrichment, for which NEW seeks damages of approximately $1,000,000. The claims arose out of certain agreements pursuant to which NEW agreed to administer service contracts for watches and jewelry, which NEW made available to the Company for sale to its retail customers. The Company filed counterclaims for breach of contract arising out of the same agreements. On April 4, 2002 the Company entered a settlement agreement with NEW. The settlement resolved all claims between the parties existing as of the date of the settlement. The suit is in the process of being dismissed with prejudice.

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

                                       SAMUELS JEWELERS, INC.



April 16, 2002                         By: /s/ Randy N. McCullough
                                           -------------------------------
                                                   Randy N. McCullough
                                           President and Chief Executive Officer



April 16, 2002                         By: /s/ Robert J. Herman
                                           -------------------------------
                                                  Robert J. Herman
                                              Vice President--Finance
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