Form 10-K
period 2002-06-01
SAMUELS JEWELERS INC
filed 2002-08-30
CIK 790360

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

                     FOR THE FISCAL YEAR ENDED JUNE 1, 2002
                         COMMISSION FILE NUMBER 0-15017

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    As of August 28, 2002, the aggregate market value of the voting stock held by nonaffiliates of the issuer was $307,691 based upon an average price of $0.10 multiplied by 3,076,912 shares of common stock outstanding on such date held by nonaffiliates. Shares of common stock held by each officer and director and each person who owns five percent or more of the outstanding common stock have been excluded because these persons may be considered to be affiliates. The determination is not necessarily a conclusive determination for other purposes.

    As of August 28, 2002, the issuer had a total of 8,052,726 shares of common stock outstanding.

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

    Part III.

Samuels Jewelers, Inc. incorporates portions of its Proxy Statement relating to its 2002 Annual Meeting of Shareholders, to be filed with the SEC within 120 days of June 1, 2002, herein.

================================================================================

                                     PART I

ITEM 1. BUSINESS

THE COMPANY

    Samuels Jewelers, Inc. (the "Company" or "Samuels") operates a national chain of specialty retail jewelry stores located in regional shopping malls, power centers, strip centers and stand-alone stores. The Company sells fine jewelry items in a wide range of styles and prices, with a principal emphasis on diamond and gemstone jewelry. As of August 28, 2002, the Company operated 124 retail jewelry stores in 19 states. The Company also sells jewelry online at SamuelsJewelers.com. The Company currently operates stores under the following four trade names: "Samuels", "C&H Rauch", "Schubach" and "Samuels Diamonds". Measured by the number of retail locations, Samuels is the eighth largest specialty retailer of fine jewelry in the country.

    The Company takes its name, "Samuels Jewelers", from a chain of stores operated by its corporate predecessor, Barry's Jewelers, Inc. (the "Predecessor" or "Barry's"), in the San Francisco Bay area. The Samuels chain, founded in 1891, blends a rich tradition of providing an excellent selection of fine jewelry with outstanding customer service. Since 1998, the Company has consolidated the number of trade names under which it operates from fourteen to four and it intends to operate all stores under either the "Samuels" or "Samuels Diamonds" name within the next few years.

    Although it evoked tradition in selecting its operating trade name, the Company progressively seeks new and efficient ways to operate its business. The Company targets a more affluent and less credit-dependent consumer through a sophisticated marketing program that focuses on offering quality merchandise at a fair price. The Company uses a store that is customer friendly, inviting and attracts the Company's target customer, as well as the various mall developers. The Company manages the business, including merchandising and distribution functions, through operating systems that use current technology. In Fiscal 2000, the Company began to offer online jewelry shopping to complement the operations of its physical store locations.

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

    As part of the restructuring, the newly reconstituted board of directors of the Predecessor recruited a new management team. After its appointment, the new management team identified several problems with the Predecessor's financial and operational situation, primarily that the Predecessor was significantly over-leveraged, was operating a number of unprofitable store locations and was incurring significant write-offs of its receivables due to targeting a less affluent, more credit-dependent customer. The new management team embarked on the development and implementation of a business plan designed to address these issues and to restore the Predecessor to profitability. Originally, the Predecessor hoped to implement its new business plan without having to commence bankruptcy proceedings, but after discussions with various constituencies it was determined that the Predecessor would have to commence Chapter 11 reorganization proceedings in order to provide it with the time, flexibility and stability needed to formulate and fully implement the new business plan and otherwise to reorganize its financial and operational affairs.

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

    Under the Reorganization, the Company was funded by $15 million of new equity provided by bondholders of the Predecessor, who also consented to the conversion of $50 million of bonds they held in the Predecessor into equity of the Company. Specifically, the Plan provided for the following in connection with the Reorganization:

- payment in full of certain administrative claims, tax claims, bank secured claims and other allowed secured claims;

- distribution of 2,500,000 shares of the Company's common stock to the Predecessor's bondholders in exchange for their allowed claims;

- distribution of 2,250,000 shares of the Company's common stock in exchange for $15 million in a new equity cash infusion;

- distribution of 250,000 restricted shares of the Company's common stock to certain members of the new management team;

- payment of allowed claims of general unsecured creditors at a rate of $0.15 for each dollar of their allowed claims;

- issuance of up to 263,158 warrants to purchase the Company's common stock to stockholders in exchange for their shares of Barry's common stock; and

-   merger of Barry's into Samuels Jewelers, Inc.

    In addition, the Company obtained a fully secured line of credit of up to $50 million. Borrowings under the line of credit, along with the $15 million new cash equity infusion, were used to pay the balance of the Predecessor's previous line of credit with BankBoston.

    The Company's balance sheet and financial statements have been impacted by the Reorganization and the adoptions made by the Company in connection with the Reorganization as described in "Notes to Financial Statements--1. Basis of Presentation."

    As part of the Reorganization, the Company changed the fiscal year end used by its Predecessor from May 31 to the Saturday closest to May 31. The Company's fiscal years ended June 1, 2002 ("Fiscal 2002"), June 2, 2001 ("Fiscal 2001") and June 3, 2000 ("Fiscal 2000") may be referred to herein as such.

    The primary remnants of the Predecessor's operations are 76 locations of the more than 200 locations that the Predecessor occupied. The Company consolidated the number of trade names under which it operates from fourteen to four, only two of which belonged to the Predecessor.

    In August 1999, the Company outsourced its credit operations to an independent credit expert, Alliance Data Services, through its wholly owned subsidiary World Financial Network National Bank ("WFN"). The Company sold its existing credit card accounts to WFN and agreed to have WFN provide a third-party credit card program for the benefit of the Company's customers. Upon closing the sale of the existing credit card accounts, the Company sold its approximately $46.8 million outstanding accounts receivable to WFN at face value, less a holdback reserve of approximately $9.4 million. The Company used the net proceeds of approximately $37.4 million to reduce the balances outstanding under its secured line of credit.

    During Fiscal 2000, the Company opened several new stores, either by negotiating new leases or acquiring leases through the acquisition of other retail jewelry operations. The Company opened 17 new stores during Fiscal Year 2000 by negotiating new leases. The Company's acquisition of other retail jewelry operations included the following:

- Henry Silverman Jewelers, Inc.--On July 27, 1999, the Company entered into a purchase agreement with Henry Silverman Jewelers, Inc. ("Silverman's") to acquire its trade names, customer lists, fixtures and the lease rights for 14 Silverman's stores. The Company's purchase price for these assets was 54,600 shares of its common stock, then valued at approximately $0.3 million. The Company did not assume any of Silverman's liabilities or acquire any of Silverman's remaining assets. The shares of common stock were issued and registered under the Company's shelf registration statement on Form S-1, declared effective by the SEC on June 9, 1999. The Company also issued 2,500 shares of its common stock to an individual as a finder's fee as part of the transaction. The Company currently operates 9 of these stores in five states under the name "Samuels Diamonds". See "Notes to Financial Statements--2. Accounting for Acquisitions" and "Notes to Financial Statements--5. Notes Payable."

- C & H Rauch, Inc.--In November 1999, the Company acquired substantially all of the assets of C & H Rauch, Inc. ("Rauch") through the purchase of all of the outstanding stock of Rauch. The Company's net purchase price for this acquisition was approximately $20.0 million, consisting of $2.0 million in cash, notes payable in the amount of $6.0 million and approximately $12.0 million in liabilities assumed. The Company's acquisition of Rauch added 40 new stores, including operations in the states of Kentucky, Ohio, Indiana, West Virginia and Virginia. Upon completion of the acquisition, Rauch was merged with and into the Company. Currently, the Company continues to operate 18 of these stores, 16 under the "C&H Rauch" nameplate and 2 stores as "Samuels". The other 22 stores have been closed. See "Notes to Financial Statements--2. Accounting for Acquisitions."

- Musselman Jewelers--Pursuant to an asset purchase agreement that was entered into in December 1999, the Company acquired from Wilkerson & Associates substantially all of its interests in and rights to 14 Musselman Jewelers stores ("Musselman"), including trade names, customer lists, fixtures and the lease rights related to such stores. The Company's purchase price for these assets was 60,000 shares of its common stock, then valued at approximately $0.5 million. Under the terms of the asset purchase agreement, Wilkerson & Associates had the right to put back the shares to the Company at $11.45 per share, on the second anniversary of the date of closing. On April 17, 2002, the Company entered into a Settlement and Termination Agreement with Wilkerson & Associates. As part of the Settlement and Termination Agreement, the Company agreed to pay Wilkerson & Associates $100,000, and such amount was permitted to be paid through the payment of consideration under a Sales Agreement under which Wilkerson & Associates agreed to provide services relating to the Company's closure of one of its stores. Additionally, under the Settlement and Termination Agreement, Wilkerson kept the 60,000 shares it holds. The Company did not assume any of Musselman's liabilities and did not acquire any of Musselman's other assets as part of the acquisition. The 60,000 shares of the Company's common stock were registered under the Company's shelf registration statement on Form S-1, as amended by Post-Effective Amendment No. 1 on Form S-4 to Form S-1 Registration Statement. The Company currently operates one of these stores as "Samuels" under Musselman's prior lease agreements. See "Notes to Financial Statements--2. Accounting for Acquisitions."

    The Company also began online jewelry shopping operations during Fiscal 2000. In March 2000, the Company acquired the online operations and assets of JewelryLine.com, Inc. ("JewelryLine"), including the registered domain names, related to JewelryLine's operation of an online Internet site for the sale of jewelry and related items. The Company's purchase price for the JewelryLine assets was 35,000 shares of the Company's common stock, then valued at approximately $0.3 million, that were registered pursuant to the Company's shelf registration statement on Form S-1, as amended by Post-Effective Amendment No. 1 on Form S-4 to Form S-1 Registration Statement. The Company did not assume any of JewelryLine's liabilities as part of the transaction. See "Notes to Financial Statements--2. Accounting for Acquisitions." The Company registered the SamuelsJewelers.com web site location and began offering merchandise at that location, along with JewelryLine.com, on April 17, 2000.

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

    As a result of its cash losses, and in order to meet its liquidity needs, the Company entered into a loan agreement and junior security agreement on April 30, 2001, with lenders represented by DDJ Capital Management, LLC acting as their agent. Under the junior security agreement, the Company granted a security interest in and to substantially all owned or thereafter acquired assets, both tangible and intangible, as collateral for amounts borrowed under the loan agreement.

FISCAL YEAR 2002 DEVELOPMENTS

    On October 1, 2001 the Company replaced its former revolving credit facility, which expired as of such date, by entering into a $20.0 million senior revolving credit facility with lenders represented by DDJ Capital Management, LLC, a controlling shareholder, acting as their agent. See "Notes to Financial Statements -- 8. Stockholders' Equity." The lenders under this new $20.0 million senior revolving credit facility are committed to make revolving advances to the Company in amounts determined based on percentages of eligible inventory. The annual rate of interest under the $20.0 million senior revolving credit facility is 12.0% per annum. Interest charges are payable monthly. Upon the occurrence and during the continuation of any event of default under the senior revolving credit facility, all obligations will bear interest at 15.0% per annum. As collateral for all obligations to the lenders under the senior revolving credit facility, the Company granted a first priority perfected security interest in and to substantially all of its owned or thereafter acquired assets, both tangible and intangible. The senior revolving credit facility contains covenants which include: meeting a minimum level of tangible net worth, meeting a minimum amount of earnings before interest, taxes, depreciation and amortization ("EBITDA"), and not exceeding a defined level of capital expenditures. The financing agreement also prohibits the payment of dividends.

    As of June 1, 2002, the Company had direct borrowings of $13.2 million outstanding with additional credit available of approximately $0.1 million under the terms of the agreement. As of June 1, 2002, the Company was in compliance with all terms of the financing agreement.

    During the current fiscal year, the Company was allowed to advance amounts in excess of the percentage of its eligible inventory as defined in its senior revolving credit facility. The agent and lenders agreed to advance the funds, on a daily basis, notwithstanding that such advances were overadvances pursuant to the terms of the loan agreement. The agent and lenders further agreed that in the event that the Company was unable to repay the amount of the overadvances on the next business day (as required by the loan agreement), an event of default did not occur.

    As of May 31, 2002, the Company entered into the second amendment to the senior loan agreement. The amendment changed the termination date of the agreement from January 31, 2003 to June 30, 2003 and modified the tangible net worth, minimum EBITDA and capital expenditure limitation covenants. The amendment also allows the lenders to make advances in excess of the amounts determined based on percentages of eligible inventory provided that the total amount of these advances does not exceed $7.0 million and that the aggregate amount of all advances outstanding under the senior revolving credit facility does not exceed the $20.0 million limit. Advances in excess of eligible inventory percentages must be repaid to the lenders upon three business days notice from the agent requesting that such amounts be repaid. Had the lender not amended the agreement, the Company would have been in violation of the tangible net worth covenant.

    As part of the Company's continued strategy to address profitability, the Company closed 39 unprofitable stores during the year ended June 1, 2002. At the beginning of the fiscal year, the Company had reserved $0.4 million for store closures. During the fiscal year, the Company recorded $4.0 million in charges to selling, general and administrative expense for the estimated costs associated with lease terminations, severance and other closing costs and has made payments totaling $2.9 million and recorded non-cash charges totaling $.4 million during the year ended June 1, 2002. At June 1, 2002 the balance in the store closing reserve was $1.1 million.

    The Company also reviewed the expected future cash flows from property and equipment associated with its retail stores. As a result of recent trends, the Company recognized a loss of $1.4 million during the fourth quarter of Fiscal 2002 for the impairment of assets at 10 stores.

    On August 16, 2001, Harry S. Cohen and Steven D. Singleton, the former owners of all of the issued and outstanding stock of C & H Rauch, Inc., filed a foreclosure action against the Company in the Kentucky Circuit Court of Fayette County, Kentucky seeking the payment of $2,475,000 pursuant to a promissory note for payment in January 2001 that was executed and delivered to them by the Company as part of the purchase price paid by the Company in the acquisition of C & H Rauch, Inc. The Company is currently proceeding with a defense of such action and intends to continue to defend the suit vigorously based upon its belief that any payment under such note is subject to rights that it negotiated as part of such note and the other transaction documents for such acquisition.

    On April 17, 2002, the Company entered into a Settlement and Termination Agreement with Wilkerson & Associates associated with repurchase rights relating to common stock of the Company that was provided by the Company as part of its acquisition of Musselman Jewelers. At the time of the acquisition, the Company agreed to repurchase such shares of common stock at a fixed price on the second anniversary of such acquisition. As part of the Settlement and Termination Agreement, the Company agreed to pay Wilkerson & Associates $100,000, and such amount was permitted to be paid through the payment of consideration under a Sales Agreement under which Wilkerson & Associates agreed to provide services relating to the Company's closure of one of its stores. Additionally, under the Settlement and Termination Agreement, Wilkerson kept the 60,000 shares it holds.

STRATEGY

    The Company's operating strategy is to provide better quality fine jewelry to the retail jewelry consumer at the lowest price possible. This is accomplished by partnering with vendors to develop new products and expand assortments based on customer demand and perceived value and then by communicating this value message through targeted marketing programs. Trained and knowledgeable sales associates are on staff to make sure the consumer has a pleasant shopping experience. A centralized distribution system is utilized to replenish merchandise to all stores on a regular basis so that key items are available.

    To further enhance sales, the Company makes credit financing available to qualified customers through a private label credit card program and through various secondary credit sources. The Company's sales capabilities are also monitored and supported by field supervision assuring that the Samuels culture is being maintained.

MERCHANDISE STRATEGY

    Utilizing an experienced team of merchants with both buying and manufacturing expertise, the Company has been able to develop merchandise assortments that provide exceptional quality at competitive prices. This focus on offering products with clear, unique competitive features allows differentiation of Samuels and provides a better value to the consumer. By tailoring its merchandise assortments to appeal to a mainstream jewelry consumer providing competitive price points, modern styling and expanded selection in high volume product categories, Samuels is positioning to become the jeweler of choice in its markets.

INVENTORY MANAGEMENT

Inventory is purchased and distributed centrally through the home office in Austin, Texas. Store inventory is replenished weekly, or more often during peak selling seasons, and stock is balanced regularly in order to improve turnover and decrease obsolescence.

Management believes that centralized merchandise purchasing and distribution allows the Company to better ensure the quality of offerings and take advantage of volume pricing discounts.

    The three largest volume vendors collectively have accounted for an aggregate of 43%, 43% and 45% of merchandise purchases by the Company during Fiscal 2002, 2001 and 2000, respectively. Management believes that the Company's relationship with its vendors is good.

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

TRADE NAMES

    As of June 1, 2002, the Company operated 125 stores in 19 states under the following trade names: "Samuels", "C&H Rauch", "Schubach" and "Samuels Diamonds". The Company intends to have all of its stores operating under "Samuels Jewelers" or "Samuels Diamonds" within the next few years. The Company also operates on the World Wide Web under the site SamuelsJewelers.com.

STORE PERFORMANCE

    The following table sets forth selected data with respect to the Company's operations for the last five fiscal years:


                                                    2002           2001           2000           1999           1998
                                                   -------        -------        -------        -------        -------
Number of stores at beginning of year .......          164            198            116            117            130
  Acquired during the year ..................           --             --             68              5             --
  Opened during the year ....................           --              4             17              2             --
  Closed during the year ....................          (39)           (38)            (3)            (8)           (13)
                                                   -------        -------        -------        -------        -------
          Total at year end .................          125            164            198            116            117
                                                   =======        =======        =======        =======        =======

Percentage increase (decrease) in sales of
  Comparable stores(1) ......................         (7.5)%        (10.1)%          4.8%           2.0%           9.2%
Average sales per comparable store (in
  Thousands)(1) .............................      $   857        $   925        $ 1,036        $   968        $   951
Private label credit sales mix (2) ..........         30.9%          33.3%          32.7%          49.5%          54.3%
Equivalent store weeks ......................        7,660          9,713          8,586          5,934          6,571
Equivalent weekly average store sales (in
thousands) ..................................      $  15.9        $  15.2        $  18.3        $  18.3        $  17.3


---------------

    (1) Comparable stores are stores that were open for all of the current and preceding year. Fiscal 2000's 53-week percentage sales increase is calculated by adding an extra week to Fiscal 1999's comparable store sales. Fiscal 2001's percentage sales increase is calculated by subtracting the extra week from Fiscal 2000's comparable store sales.

    (2) Private label credit sales mix represents the percentage of total sales made on the Company's private label credit card including sales on the accounts provided by WFN after the Company outsourced its credit operations in Fiscal 2000.

CREDIT PROGRAM

    On August 30, 1999 the Company sold its then existing private label credit card accounts to WFN pursuant to an agreement that called for the Company to transfer its approximately $46.8 million outstanding accounts receivable to WFN at face value, less a holdback reserve of approximately $9.4 million to be held by WFN, thus finalizing the efforts commenced in 1997 to shift its focus from being a credit jeweler to a mainstream jeweler targeting a more affluent, less credit-dependent customer base. The third-party credit program generally requires WFN to calculate monthly the total amount of receivables outstanding and then retain or pay out, as applicable, an amount such that the holdback reserve is maintained at a constant percentage of receivables outstanding. The holdback reserve is intended to protect WFN against charged-off accounts and will be returned to the Company at the end of the program.

Effective May 2001, WFN reduced the holdback reserve from 20% to 16.5% of the portfolio balance. The Company has recorded the holdback reserve net of a valuation allowance that reflects management's estimate of losses based on past performance. The third-party credit card program has an initial term of five years and automatically renews for an additional two-year term unless terminated by WFN six months prior to the expiration of the initial term.

    Charges, net of down payments, under the Company's credit program accounted for approximately 30.9% of Fiscal 2002 sales and 33.3% of Fiscal 2001 sales. Payment periods for credit sales on the Company's private label credit card generally range from 24 to 36 months. Customers may also purchase jewelry for cash, personal check or by using major national credit cards.

SEASONALITY

    Sales during the Christmas season, which includes the period from the day following Thanksgiving Day to December 31, generally account for approximately 25% of the Company's annual net sales. The success of the Company is heavily dependent each year on its Christmas selling season, which in turn depends on many factors beyond the Company's control, including the general business environment and competition in the industry. The Company had net sales of $38.5 million during the 2001 Christmas selling season.

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

INFORMATION SYSTEMS

    The Company relies on its computer systems, applications and devices in operating and monitoring all major aspects of its business, including financial systems (such as general ledger, accounts payable and payroll modules), customer services, infrastructure, networks, telecommunications equipment and end products. The Company feels that its current computer systems, applications and devices are adequate to continue to operate its business in due course.

EMPLOYEES

    At June 1, 2002, the Company had approximately 860 full-time and part-time employees. Unions represented approximately 25 employees, or 2.9% of the Company's employees, at such date. On February 1, 2000, the Company extended until January 31, 2003, its existing union contract covering these employees on substantially the same terms. The Company believes it provides working conditions and wages that compare favorably with those offered by other retailers in the industry and that its employee relations are good. The Company has not experienced material labor unrest, disruption of operations or strikes.

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

ITEM 2. PROPERTIES

    The Company leases all of its retail store locations. The stores range in size from approximately 577 square feet to 3,690 square feet. The Company's leases for its retail store locations generally have an initial term of five to ten years and are generally scheduled to expire at various dates through 2012. Some of the leases contain renewal options for periods ranging from five to ten years on substantially the same terms and conditions as the initial lease. Under most of the leases, the Company is required to pay taxes, insurance, and its pro rata share of common area and maintenance expenses. The leases also often require the Company to pay the greater of a specified minimum rent or a contingent rent based on a percentage of sales as set forth in the respective lease. Currently, leases for 6 stores have expired and the Company is occupying these stores on a month-to-month basis. The Company expects to close some of these stores in the next few months and is negotiating renewal agreements on the remaining leases. See "Notes to Financial Statements--7. Commitments and Contingencies" for information on the Company's minimum rental commitments on remaining noncancelable leases.

    The Company leases its headquarters in Austin, Texas. The lease for its headquarters is for approximately 24,000 square feet at a rent of $0.47 per square foot per month on a triple net basis. The lease for the Company's headquarters expires on May 31, 2003 but also contains an option to renew for one additional five-year term at the average monthly net rental rate charged for comparable premises. The Company previously leased space in Irwindale, California, for its credit center.

    As of August 28, 2002, the Company was operating 124 retail stores in 19 states:


                        NUMBER OF
STATE                    STORES
-----                   ---------
Texas ..............       33
California .........       26
Kentucky ...........       12
Colorado ...........        9
Arizona ............        6
Utah ...............        6
Idaho ..............        5
Montana ............        5
Missouri ...........        3
Ohio ...............        3
Oregon .............        3
Wyoming ............        3
Others .............       10
                          ---
TOTAL ..............      124
                          ===


    The Company owns substantially all of the equipment used in its retail stores and corporate headquarters.

ITEM 3. LEGAL PROCEEDINGS

    On August 16, 2001, Harry S. Cohen and Steven D. Singleton, the former owners of all of the issued and outstanding stock of C & H Rauch, Inc., filed a foreclosure action against the Company in the Kentucky Circuit Court of Fayette County, Kentucky seeking the payment of $2,475,000 pursuant to a promissory note for payment in January 2001 that was executed and delivered to them by the Company as part of the purchase price paid by the Company in the acquisition of C & H Rauch, Inc. The Company is currently proceeding with a defense of such action and intends to continue to defend the suit vigorously based upon its belief that any payment under such note is subject to rights that it negotiated as part of such note and the other transaction documents for such acquisition.

    On December 22, 2000, E. Peter Healey, former CFO and Director of the Company, filed an arbitration proceeding with the American Arbitration Association against the Company in Austin, Texas. In this proceeding, Healey asserts a claim for breach of contract arising from the termination of his employment. All discovery has been completed and the evidence has closed in this matter after an eight-day arbitration. Final closing arguments are tentatively planned for September 2002. The arbitrator is expected to issue a decision in September or October 2002. The Company believes that Healey's claims are factually and legally without merit.

    The Company has also filed counterclaims for breach of contract relating to Healey's failure to pay back the Company outstanding monies relating to certain tax notes as well as a stock purchase agreement. During the litigation, the arbitrator granted the Company's motion for summary judgment and has ruled that it will enter judgment for the Company with respect to the stock purchase agreement. The arbitrator is expected to rule on the Company's counterclaim for the tax notes amount sometime in September or October 2002.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders of the Company during the quarter ended June 1, 2002.

EXECUTIVE OFFICERS

    The following individuals currently serve as the Company's executive officers. Officers are elected by the Company's Board of Directors each to serve until their successor is elected and qualified, or until their earlier resignation or removal from office or death.


        NAME                          AGE   POSITION
        ----                          ---   --------
        David B. Barr                 39    Chairman of the Board
        Randy N. McCullough           50    President, Chief Executive Officer and Director
        Robert J. Herman              41    Vice President -- Finance and Assistant Secretary


    Set forth below is biographical information for each executive officer.

    David B. Barr, 39, has been a Director of the Company since September 22, 1998 and became Chairman of the Board on November 6, 2000. Mr. Barr has been Chief Executive Officer and a Member of PMTD Restaurants, LLC since September 1998. He served in the offices of Chief Executive Officer, President, Vice President of Finance and Treasurer of Great American Cookie Company, Inc. ("GACC") from May 1996 to September 1998. Mr. Barr was Executive Vice President of Operations, Chief Financial Officer and Treasurer of GACC from July 1995 to May 1996. Prior to that, Mr. Barr served as Chief Financial Officer, Vice President of Finance and Treasurer of GACC from May 1994.

    Randy N. McCullough, 50, has been a Director of the Company since September 22, 1998. Mr. McCullough has been the Company's President and Chief Executive Officer since its inception on August 20, 1998 and previously served in that capacity for the Predecessor from March 31, 1998. Mr. McCullough served as the Predecessor's Executive Vice President and Chief Operating Officer from January to March 1998. Mr. McCullough joined the Predecessor in April 1997 and was its Senior Vice President-Merchandise from April 1997 to March 1998. Prior to joining the Predecessor, Mr. McCullough served as President of Silverman's Factory Jewelers from 1991 to March 1997. Prior to that time, Mr. McCullough was a senior manager with a leading national retail jewelry chain for over 18 years.

    Robert J. Herman, 41, has been the Company's Vice President - Finance and Assistant Secretary since November 7, 2000. Mr Herman previously served as Vice President, Controller for the Predecessor Company beginning February 2, 1998. Prior to joining Barry's, Mr. Herman served as the Controller for Datamark, Inc. from 1997 to 1998. From 1994 to 1997, Mr. Herman served as the Controller for Silverman's Factory Jewelers. From 1987 to 1994, Mr. Herman was employed by Sunbelt Nursery Group, Inc., serving as its Controller from 1991 to 1994.

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


                                       FISCAL YEARS ENDED
                          ----------------------------------------------
                              JUNE 1, 2002             JUNE 2, 2001
                          --------------------      --------------------
                           High          Low         High          Low
                          -------      -------      -------      -------
First quarter ......      $ 0.700      $ 0.600      $ 5.250      $ 4.000
Second quarter .....      $ 0.600      $ 0.015      $ 5.500      $ 2.125
Third quarter ......      $ 0.016      $ 0.007      $ 2.125      $ 1.563
Fourth quarter .....      $ 0.130      $ 0.055      $ 1.750      $ 0.600


HOLDERS

    Management believes that there were approximately 550 beneficial owners of its Common Stock as of June 1, 2002.

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

DIVIDENDS

    Under both the Company's senior secured revolving credit facility and its junior loan agreement with lenders represented by DDJ Capital Management, LLC acting as their agent, the Company is prohibited from paying dividends. See "Notes to Financial Statements -- Note 5. Notes Payable." The Company did not pay any dividends during Fiscal 2002 and intends to retain its funds for reinvestment in the Company's business, and therefore, does not anticipate declaring or paying cash dividends in the foreseeable future. Payment of dividends is subject to the then existing business conditions and the business results, cash requirements and financial condition of the Company and, to the extent permitted under the senior revolving credit facility and its other loan agreement, will be at the discretion of the Company's Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA

    The following tables set forth selected financial data of the Company and the Predecessor, as of and for the fiscal year ended May 31, 1998, and the four months ended October 2, 1998 (Predecessor), the eight months ended May 29, 1999, the 53-week fiscal year ended June 3, 2000, the fiscal year ended June 2, 2001 and the fiscal year ended June 1, 2002 (Successor). The data should be read in conjunction with the financial statements, related notes and other financial information included herein.

                             SELECTED FINANCIAL DATA
                      (in thousands, except per share data)


                                              Successor     Successor     Successor    Successor   Predecessor    Predecessor
                                               Fiscal        Fiscal        Fiscal        Eight        Four           Fiscal
                                                Year          Year          Year         Months      Months           Year
                                               Ended          Ended         Ended         Ended       Ended          Ended
                                               June 1,       June 2,       June 3,       May 29,     October 2,      May 31,
                                                2002          2001          2000          1999         1998           1998
                                              ---------     ---------     ---------     --------   ------------   -----------
STATEMENT OF OPERATIONS DATA:

  Net sales ..............................    $ 122,007     $ 148,044     $ 157,527     $ 81,043     $  27,494      $ 113,873
  Finance and credit insurance fees ......           --            --         2,639        6,517         3,397         11,316
                                              ---------     ---------     ---------     --------     ---------      ---------
                                                122,007       148,044       160,166       87,560        30,891        125,189
                                              ---------     ---------     ---------     --------     ---------      ---------
  Operating (loss) income(1) .............      (19,078)      (43,302)       (4,402)         128        (2,672)        (4,009)
                                              ---------     ---------     ---------     --------     ---------      ---------
  Interest expense, net ..................        7,835         2,730         2,834        2,202         2,367          7,025
  Reorganization items(2) ................           --            --            --          400       (61,605)        11,134
  Provision for income taxes .............          109            --            11           --            --             --
                                              ---------     ---------     ---------     --------     ---------      ---------
  (Loss) income before extraordinary
     item ................................      (27,022)      (46,032)       (7,247)      (2,474)       56,566        (22,168)
  Extraordinary item(3) ..................           --            --            --           --        11,545             --
                                              ---------     ---------     ---------     --------     ---------      ---------
  Net earnings (loss) ....................    $ (27,022)    $ (46,032)    $  (7,247)    $ (2,474)    $  68,111      $ (22,168)
                                              =========     =========     =========     ========     =========      =========
Basic and Diluted Per Share
  Data:(4)

  Earnings (loss) before extraordinary
     Item ................................    $   (3.39)    $   (5.92)    $   (1.43)    $  (0.49)    $   11.31      $   (5.50)
                                              =========     =========     =========     ========     =========      =========
  Extraordinary item(3) ..................          $--           $--           $--          $--     $    2.31            $--
                                              =========     =========     =========     ========     =========      =========
  Net earnings (loss) ....................    $   (3.39)    $   (5.92)    $   (1.43)    $  (0.49)    $   13.62      $   (5.50)
                                              =========     =========     =========     ========     =========      =========
Weighted average number of
     Common shares outstanding ...........        7,980         7,773         5,081        5,002         5,002          4,029
                                              =========     =========     =========     ========     =========      =========


                                                  SUCCESSOR                           PREDECESSOR
                               --------------------------------------------------     -----------
                                 2002        2001           2000           1999          1998
                               -------      -------      ---------       --------      --------
BALANCE SHEET DATA:
Current assets ..........      $32,326      $56,565      $  73,023       $ 80,445      $ 95,939
Working capital .........        5,773        6,082        (10,424)         9,091        77,155
Total assets ............       48,530       78,958        121,803        115,209       110,732
Total debt (5) ..........       43,794       41,168         26,658         45,893       126,812


---------------


(1) Operating loss for the fiscal year ended June 1, 2002, includes $5,539 for impairment of store assets and store closing write-offs. Operating loss for the fiscal year ended June 2, 2001, includes $24,089 for impairment of goodwill, reorganization value and store assets, and store closing write-offs. See "Notes to Financial Statements - 9. Impairment, asset disposal and other expenses."

(2) Reorganization items for the four months ended October 2, 1998, include a Fresh-Start reporting income adjustment of $66,042. Other amounts consist primarily of professional fees and other costs directly related to the Reorganization.

(3) The four months ended October 2, 1998 include an extraordinary gain of $11,545 or $2.31 per share incurred in connection with the forgiveness of debt as a part of the Reorganization (see "Recent Accounting
    Pronouncements.")

(4) Net earnings (loss) per share and weighted average number of common shares outstanding for the Predecessor are not comparable to the Successor due to the Reorganization and implementation of Fresh-Start Reporting.

(5) As of May 31, 1998 total debt includes liabilities subject to compromise under Reorganization proceedings.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    With respect to Management's Discussion and Analysis of Financial Conditional and Results of Operations, see "Item 1 Cautionary Notice Regarding Forward Looking Statements" and see "Notes to Financial Statements--1. Basis of Presentation."

    52-Week Fiscal Year Ended June 1, 2002 ("Fiscal 2002") Compared With the 52-Week Fiscal Year Ended June 2, 2001 ("Fiscal 2001").

STORE ACTIVITY

    The following table sets forth selected data with respect to the Company's operations for the last two fiscal years:


                                                               2002           2001
                                                             -------        -------
Number of stores at beginning of year .................          164            198
  Acquired during the year ............................           --             --
  Opened during the year ..............................           --              4
  Closed during the year ..............................          (39)           (38)
                                                             -------        -------
          Total at year end ...........................          125            164
                                                             =======        =======

Percentage increase (decrease) in sales of
  Comparable stores ...................................         (7.5)%        (10.1)%
Average sales per comparable store (in
  Thousands) ..........................................      $   857        $   925
Private label credit sales mix ........................         30.9%          33.3%
Equivalent store weeks ................................        7,660          9,713
Equivalent weekly average store sales (in thousands) ..      $  15.9        $  15.2


    During Fiscal 2002, 39 stores were closed. There were 2 closures during the second quarter, 36 closures during the third quarter and 1 closure in the fourth quarter. During Fiscal 2001, 4 stores were opened with 2 additions in each of the first and second quarters. Of the 38 stores closed during Fiscal 2001, 2 were closed during the first quarter and 1 was closed during the second quarter. In the third quarter, 1 store was closed prior to Christmas and 28 were closed during the remainder of the quarter. There were 6 closures during the fourth quarter. In addition, 1 store was closed in July 2002.

RESULTS OF OPERATIONS

    Net sales for Fiscal 2002 were $122.0 million as compared to $148.0 million for Fiscal 2001. This decrease of $26.0 million, or 17.6%, was primarily a result of the Company closing 39 under-performing stores during the fiscal year. Sales at comparable stores, those open for all of the current and preceding year, decreased by 7.5%, from $112.1 million to $103.7 million as a result of the general economic slow down which caused softness in consumer spending. Equivalent weekly store sales increased from $15.2 in Fiscal 2001 to $15.9 in Fiscal 2002. This increase of 4.6% resulted primarily from the closure of under performing stores that had lower sales volumes. Sales made on the Company's private label credit card were 30.9% of sales in the current year as compared to 33.3% in the prior year.

    Cost of goods sold, buying and occupancy expenses were $87.7 million, or 71.9% of sales, in Fiscal 2002 compared to $100.6 million in Fiscal 2001, or 68.0% of sales. The increase in cost of goods sold, buying and occupancy expenses as a percentage of sales resulted primarily from the liquidation of approximately $11.0 million of slow moving inventory on approximately $11.7 million of sales at closing events held at 36 stores during the Christmas selling season and because relatively fixed buying and occupancy costs were spread over less total sales. These 36 stores were closed after these sales as part of the Company's effort to close under-performing stores.

    Selling, general and administrative expenses in Fiscal 2002 were $36.8 million, a decrease of $16.0 million, or 30.3%, versus $52.8 million in Fiscal 2001. The decrease in selling, general and administrative expenses is primarily attributable to cost saving initiatives implemented by management, which include the reduction in home office staff, reductions in store payroll hours and a focus on reducing operating expenses. The cost saving initiatives were implemented in conjunction with the Company's closure of stores which resulted in a decrease in the number of equivalent store weeks in Fiscal 2002 as compared to Fiscal 2001. Selling, general and administrative expenses decreased as a percentage of net sales to 30.2% in Fiscal 2002 from 35.7% in Fiscal 2001. This decrease, as a percentage of sales, resulted from the previously mentioned cost savings initiatives and the increase in the equivalent weekly average store sales.

    The provision for doubtful accounts was $6.5 million in Fiscal 2002. This was an increase of $0.5 million, or 8.3%, from $6.0 million for Fiscal 2001. This increase resulted primarily from an adjustment made by management for estimated future write-offs to more closely reflect current trends.

    Depreciation and amortization was $4.5 million in Fiscal 2002 compared to $7.8 million in the prior year. This decrease of $3.3 million, or 42.3%, is primarily due to the elimination of $2.3 million of amortization incurred in Fiscal 2001 related to the Company's reorganization value in excess of amounts allocated to identifiable assets and goodwill from the C & H Rauch acquisition, both of which were written off during Fiscal 2001. The decrease is also due to the reduction in the number of stores in operation.

    Impairment, asset disposal and other expenses decreased to $5.5 million in Fiscal 2002 compared to $24.1 million in the prior year. During Fiscal 2002, as part of the Company's continued repositioning strategy, the Company recorded $4.0 million for costs associated with the closure of 39 under performing stores. These costs include loss on disposal of assets for assets not previously impaired, payments made to landlords for lease terminations and costs associated with conducting store liquidation events. During Fiscal 2002, the Company also reviewed the expected future cash flows from property and equipment associated with its retail stores and recorded a loss of $1.4 million for the impairment of assets at 10 stores. The decrease in these costs as compared to Fiscal 2001 is primarily due to the Company recording charges in Fiscal 2001 totaling $17.1 million for the impairment of both its goodwill associated with the purchase of C&H Rauch and its reorganization value in excess of amounts allocated to identifiable assets.

    Net interest expense was $7.8 million in Fiscal 2002, an increase of $5.1 million from $2.7 million in Fiscal 2001. This increase is due to the Company having higher levels of debt in the current year as compared to last year and the higher interest rate incurred on the additional financing.

TAX LOSS CARRYFORWARDS

    During Fiscal 2002, the Company's net operating losses (NOLs) increased by approximately $25.0 million. During Fiscal 2001, the Company's NOLs increased by approximately $21.0 million. As of June 2, 2002, the Company had NOL carryforwards for federal income tax purposes of approximately $125 million. Approximately $64 million of this NOL carryforward is related to losses incurred subsequent to October 2, 1998, which may be used in their entirety to offset future taxable income. The remaining carryforward, from prior to October 2, 1998, is subject to an annual limitation on its use of approximately $1.7 million. These losses begin to expire in 2012. In addition, the Company has alternative minimum tax credit carryforwards of $109 thousand. These credits do not expire. The Company maintains a full valuation allowance against the net deferred tax assets, which in Management's opinion reflects the net deferred tax asset that is more likely than not to be realized.

    52-Week Fiscal Year Ended June 2, 2001 ("Fiscal 2001") Compared With the 53-Week Fiscal Year Ended June 3, 2000 ("Fiscal 2000").

STORE ACTIVITY

    The following table sets forth selected data with respect to the Company's operations for Fiscal 2001 and Fiscal 2000:


                                                               2001           2000
                                                             -------        -------
Number of stores at beginning of year .................          198            116
  Acquired during the year ............................           --             68
  Opened during the year ..............................            4             17
  Closed during the year ..............................          (38)            (3)
                                                             -------        -------
          Total at year end ...........................          164            198
                                                             =======        =======

Percentage increase (decrease) in sales of
  comparable stores ...................................        (10.1)%          4.8%
Average sales per comparable store (in
  thousands) ..........................................      $   925        $ 1,036
Private label credit sales mix ........................         33.3%          32.7%
Equivalent store weeks ................................        9,713          8,586
Equivalent weekly average store sales (in thousands) ..      $  15.2        $  18.3


    Net sales for Fiscal 2001 were $148.0 million as compared to $157.5 million for Fiscal 2000. This decrease of $9.5 million, or 6.0%, was primarily a result of the general economic slow down, which began during late 2000 and continued through the third and fourth quarters of our fiscal year including the important Christmas selling season. Sales at comparable stores, those open for all of the current and preceding year, decreased by 10.1%, from $105.0 million (after adjusting to exclude the extra week included in Fiscal

2000) to $94.4 million, again reflecting the overall softness in consumer spending. Equivalent weekly store sales decreased from $18.3 in Fiscal 2000 to $15.2 in Fiscal 2001. This decrease of 16.9% resulted primarily from the weaker economic conditions experienced in Fiscal 2001 and the lower store volumes of the stores acquired during Fiscal 2000. Sales made on the Company's private label credit card were 33.3% of sales in Fiscal 2001 as compared to 32.7% in Fiscal 2000.

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

    Goodwill, reorganization value and closed store write-down included charges related to the closure of stores, the write-off of goodwill, reorganization value and additional costs associated with the purchase of C&H Rauch. During Fiscal 2001, as part of its repositioning strategy, the Company closed 38 under-performing stores. As a result of these closures the Company recorded approximately $2.4 million in expenses including the loss on disposal of assets and payments made to landlords for lease terminations. The Company also evaluated its goodwill associated with the purchase of C&H Rauch and its reorganization value in excess of amounts allocated to identifiable assets, and determined that their value had been impaired. Consequently, the company wrote-off the total net book value of these intangible assets in the amount of $17.1 million in the fourth quarter of Fiscal 2001. The Company also reviewed the expected future cash flows from property and equipment associated with its retail stores. As a result of recent trends, the Company recognized a loss of $3.3 million during the fourth quarter of Fiscal 2001 for the impairment of assets at certain stores. The Company recorded a charge of $1.1 million for costs associated with the purchase of C & H Rauch.

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

    Set forth below is certain unaudited summary information with respect to the Company's operations for the most recent eight fiscal quarters. (amounts in thousands except per share data)

                                   FISCAL 2002
                           FOR THE THREE MONTHS ENDED


                                June 1,       March 2,      December 1,   September 1,
                                 2002           2002           2001           2001
                               --------       --------      -----------   ------------
Net Sales ...............      $ 21,717       $ 50,228       $ 26,511       $ 23,551
Gross margin ............         4,827         15,277          7,633          6,533
Net loss ................        (9,832)        (1,886)        (9,140)        (6,164)
Loss per share:
   Basic and diluted ....      $  (1.23)      $  (0.24)      $  (1.14)      $  (0.78)


                                   FISCAL 2001
                           FOR THE THREE MONTHS ENDED


                                    June 2,        March 3,    December 2,   September 2,
                                      2001          2001          2000           2000
                                    --------       -------     -----------   ------------
Net Sales ....................      $ 26,773       $57,359      $ 34,381       $ 29,531
Gross margin .................         7,748        21,955         8,545          9,194
Net earnings (loss) ..........       (30,874)        2,001       (10,948)        (6,211)
Earnings (loss) per share:
   Basic and diluted .........      $  (3.87)      $  0.25      $  (1.37)      $  (0.86)


    The Company reported cash flows used in operating activities of approximately $2.6 million for Fiscal 2002, as compared to cash flows used in operating activities of $11.0 million for Fiscal 2001 and cash flows provided by operating activities of $42.8 million for Fiscal 2000. Cash used in operating activities for Fiscal 2002 resulted primarily from the Company's net operating loss partially offset by the decrease in inventory due to the reduction in stores. Cash used in operating activities in Fiscal 2001 resulted primarily from the Company's net operating loss.

    As of June 1, 2002, owned inventory was $28.5 million, a decrease of $19.2 million from June 2, 2001. This decrease is primarily due to the reduction in the total number of stores open at the end of Fiscal 2002 as compared to Fiscal 2001 and the success of inventory liquidation events related to the store closures. The Company enters into consignment inventory agreements with its key vendors in the ordinary course of business. During Fiscal 2002, consignment inventory on hand ranged from $27.3 to $40.9 million. Consignment inventory is excluded from the merchandise inventory balance in the financial statements.

    In addition, the Company requires working capital to fund capital expenditures. Capital expenditures for Fiscal 2002, 2001 and 2000 were $0.2 million, $2.6 million and $14.8 million, respectively. The Company had no major projects in Fiscal 2002 that required large capital expenditures.

    The Company concluded a private placement of its common stock in July 2000 (see "Notes to Financial Statements - 8. Stockholders' Equity") and entered into a new loan agreement in April 2001 (see "Notes to Financial Statements - 5. Notes Payable") for the purpose of addressing working capital needs. The Company's net working capital at June 1, 2002 was $5.8 million.

    In Fiscal 2002, the Company made net repayments of $2.8 million under its senior revolving credit facility. No repayments were made on the Company's other secured indebtedness.

FINANCING TRANSACTIONS

    On October 1, 2001 the Company replaced its former revolving credit facility, which expired as of such date, by entering into a $20.0 million senior revolving credit facility with lenders represented by DDJ Capital Management, LLC, a controlling shareholder, acting as their agent. See "Notes to Financial Statements -- 8. Stockholders' Equity." The lenders under this new $20.0 million senior revolving credit facility are committed to make revolving advances to the Company in amounts determined based on percentages of eligible inventory. The annual rate of interest under the $20.0 million senior revolving credit facility is 12.0% per annum. Interest charges are payable monthly. Upon the occurrence and during the continuation of any event of default under the senior revolving credit facility, all obligations will bear interest at 15.0% per annum. As collateral for all obligations to the lenders under the senior revolving credit facility, the Company granted a first priority perfected security interest in and to substantially all of its owned or thereafter acquired assets, both tangible and intangible. The senior revolving credit facility contains covenants which include: meeting a minimum level of tangible net worth, meeting a minimum amount of earnings before interest, taxes, depreciation and amortization ("EBITDA"), and not exceeding a defined level of capital expenditures. The financing agreement also prohibits the payment of dividends.

    As of June 1, 2002, the Company had borrowings of $13.2 million outstanding under the revolving credit facility with additional credit available of approximately $0.1 million under the terms of the agreement. As of June 1, 2002, the Company was in compliance with all terms of the financing agreement.

    During the current fiscal year, the Company was allowed to advance amounts in excess of the percentage of its eligible inventory as defined in its senior revolving credit facility. The agent and lenders agreed to advance the funds, on a daily basis, notwithstanding that such advances were overadvances pursuant to the terms of the loan agreement. The agent and lenders further agreed that in the event that the Company was unable to repay the amount of the overadvances on the next business day (as required by the loan agreement), an event of default did not occur.

    As of May 31, 2002, the Company entered into the second amendment to the senior loan agreement. The amendment changed the termination date of the agreement from January 31, 2003 to June 30, 2003 and modified the tangible net worth, minimum EBITDA and capital expenditure limitation covenants. The amendment also allows the lenders to make advances in excess of the amounts determined based on percentages of eligible inventory provided that the total amount of these advances does not exceed $7.0 million and that the aggregate amount of all advances outstanding under the senior revolving credit facility does not exceed the $20.0 million limit. Advances in excess of eligible inventory percentages must be repaid to the lenders upon three business days notice from the agent requesting that such amounts be repaid. Had the lender not amended the agreement, the Company would have been in violation of the tangible net worth covenant.

    As a result of its cash losses and in order to meet its liquidity needs, the Company entered into a loan agreement and junior security agreement on April 30, 2001, with lenders represented by DDJ Capital Management, LLC acting as their agent. This junior loan agreement provides up to $15 million for working capital needs based on percentages of eligible inventory and the level of borrowings outstanding under the senior secured revolving line of credit and also includes the lending of an additional $14.3 million arising out of the purchase at a discount of a portion of the Company's accounts payable during the second quarter of Fiscal 2001. Interest is payable monthly. The agent, on behalf of the lenders, waived the requirement that the Company make monthly cash interest payments in accordance with the terms of the loan agreement, commencing with the October 1, 2001 interest payment and continuing until further notice from the agent. The agent in its sole discretion, may decide at any time to reinstate the Company's obligation to make monthly cash interest payments. The interest rate on borrowings under this agreement was originally 20% per annum through October 31, 2001 and then began increasing by .25% per month. Advances made in excess of amounts available under eligible inventory requirements accrue at a per annum rate that is 2% above the otherwise applicable rate. Upon the occurrence and during the continuance of any event of default, interest accrues at a per annum rate that is 2% above the otherwise applicable rate. Under terms of the junior security agreement, the Company granted a security interest in and to substantially all owned or thereafter acquired assets, both tangible and intangible, as collateral for amounts borrowed under the loan agreement. The security provided by the Company is subordinated to the secured liens the Company provides to the lenders under its senior secured revolving credit facility per the terms of the junior security agreement.

    As of June 1, 2002 the Company had direct borrowings of $28.3 million outstanding under the junior loan agreement with interest rates of 21.75% on $17.9 million and 23.75% on $10.4 million (the amount in excess of available inventory). Upon the execution of the second amendment to the junior loan agreement discussed below, the Company had no additional credit available under this facility. At June 1, 2002 the accrued and unpaid interest under this loan agreement was $4.5 million.

    On June 15, 2002, the Company entered into the second amendment of the junior loan agreement. The amendment extended the agreement until June 30, 2003. The amendment also reduced the principal amount available under the agreement from $29.3 million to $28.3 million and reduced the interest rate to a fixed 20% per annum. The Company was also allowed to capitalize and add to the principal amounts outstanding all accrued interest due and payable at the date of the amendment. As part of the amendment, any future monthly cash interest payments not made at the election of the Company will also be capitalized and added to the principal amount outstanding.

    Both the senior secured revolving credit facility and the junior loan agreement were amended as of November 12, 2001, to provide additional description of other liens permitted on the Company's property.

    The Company completed a private placement of its common stock in July 2000 for the purpose of generating funds to address its working capital needs. This private placement raised approximately $13.1 million in operating funds.

    In conjunction with the Company's acquisition of Rauch, the Company issued three promissory notes due and payable for $2.0 million each in January 2000, 2001 and 2002, respectively. The first promissory note, due January 2000, has been paid. The two remaining notes have a stated interest rate of 7% per annum with interest due and payable beginning January 15, 2000 and on each successive six-month anniversary thereafter until the notes are paid in full. Samuels may offset its payment obligations under these notes to the extent and in the event any liabilities arise that were not accounted for and not disclosed in the unaudited balance sheet of

Rauch as of October 31, 1999. Accordingly, the Company has offset the amounts due under such notes by $1.8 million. Upon the occurrence and during the continuation of an event of default under the notes, Samuels' payment obligations may bear interest at a per annum rate of 15%. The Company has not paid the January 2001 and January 2002 installments. The holders of the promissory notes have brought an action for payment thereon. The Company is currently proceeding with a defense of such action and intends to continue to defend the action based upon rights it negotiated as part of the purchase of C&H Rauch, Inc.

    As of June 1, 2002, the Company's long term debt obligations, capital lease obligations and future minimum lease obligations under non-cancelable operating leases for each period indicated are summarized as follows:

    Payments Due By Period (in thousands)


                                                Less Than     1 -- 3      4 -- 5       After
                                     Total       1 Year       Years        Years      5 Years
                                    -------     ---------    -------      ------      -------
Notes payable ................      $43,782      $2,200      $41,582      $   --      $   --
Capital lease obligations ....          132         120           12          --          --
Operating lease obligations ..       46,456       8,689       14,766      10,906      12,095


    The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses from operations and has a total stockholders' deficiency. Management's plan, to continue as a going concern, consists of improving its profitability by reviewing and improving store operating margins and overhead expenditures. Management believes that these improvements, coupled with current financing, will be sufficient to meet the Company's operating needs. The Company also plans to refinance amounts existing under its senior revolving credit facility and junior loan agreement upon their expiration in June 2003. Should the Company be unable to improve operations and secure refinancing of its current financing, the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

CREDIT PROGRAM

    On August 30, 1999 the Company sold its then existing credit card accounts to WFN pursuant to an agreement that called for the Company to transfer its approximately $46.8 million outstanding accounts receivable to WFN at face value, less a holdback reserve of approximately $9.4 million to be held by WFN, thus finalizing the efforts commenced in 1997 by the new management team to shift its focus from being a credit jeweler to a mainstream jeweler targeting a more affluent customer base. The third-party credit program generally requires WFN to calculate monthly the total amount of receivables outstanding and then retain or pay out, as applicable, an amount such that the holdback reserve is maintained at a constant percentage of receivables outstanding. The holdback reserve is intended to protect WFN against charged-off accounts and will be returned to the Company at the end of the program. The Company has recorded the holdback reserve net of a valuation allowance that reflects management's estimate of losses based on past performance. Under the agreement WFN pays the Company the proceeds for sales on the credit accounts promptly after the sale. The third-party credit card program has an initial term of five years, but provides the parties the option to extend the agreement beyond such initial term unless the parties otherwise agree. The Company used the net proceeds of approximately $37.4 million from the sale of its then existing credit card accounts at August 30, 1999 to reduce the balance then outstanding under its former secured line of credit.

    Since the sale, WFN has offered credit to Samuels' customers. Sales on the Company's private label credit cards accounted for approximately 30.9% of Fiscal 2002 sales compared to 33.3% for Fiscal 2001. As of June 3, 2000 the Company no longer has customer receivables. See "Notes to Financial Statements--2. Accounts Receivable".


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

CRITICAL ACCOUNTING POLICIES

    The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from these estimates and assumptions. Unexpected changes in market conditions or downturns in the economy are examples that could adversely affect actual results. Estimates are used in accounting for, among other things, impairment analysis, allowance for doubtful accounts, legal liability, product warranty, depreciation, employee benefits, and contingencies. The Company periodically reviews its estimates and assumptions and the effects of revisions are reflected in the financial statements as necessary.

    Management believes that the following are critical accounting policies that affect its more significant estimates and assumptions used in the preparation of the consolidated financial statements.

    Allowance for Bad Debt -- The Company, under its arrangement with WFN for the sale of its accounts receivable, is responsible for bad debts incurred by the portfolio. Management reviews the current level of aging within the portfolio, historical losses and recent trends to determine its estimate for future losses. If actual economic conditions are less favorable than those assumed by management, additional write-offs within the portfolio could be significant.

    Long Lived Assets -- The Company periodically reviews its long lived assets for impairment based on future cash flows generated at the store level. Assumptions are made with respect to cash flows generated by the assets based on recently prepared projections. If the Company determines that the carrying value of assets are impaired a loss is recognized during the period. Changes in key estimates or assumptions could result in additional impairment charges that are not anticipated. For example, economic conditions that are worse than management is anticipating might result in additional stores becoming unable to generate positive cash flows. This could result in future write downs of asset carrying values in those stores.

    Revenue Recognition -- Revenue related to merchandise sales is recognized at the time of sale. Layaway sales are recognized once payment is made in full and the merchandise has been delivered to the customer. Repair revenues are recognized at the time in which service has been performed and the merchandise has been delivered to the customer. Net sales includes extended warranty service agreements which are recognized over the period the services are provided.

RECENT ACCOUNTING PRONOUNCEMENTS

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

    In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations. This standard eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS 141 is effective for business combinations completed after June 30, 2001. The Company's adoption of SFAS 141 did not have a material effect on the Company's financial position or results of operations.

    In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Intangible Assets, which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually and also in the event of an impairment indicator. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt the pronouncement in their fiscal year beginning after December 15, 2001. The adoption of SFAS 142 did not have a material impact on the Company's financial position or results of operations.

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

    In April 2002, the Financial Accounting Standards Board issued SFAS No.145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement requires, among other things, that gains and losses on the early extinguishment of debt be classified as extraordinary only if they meet the criteria for extraordinary treatment set forth in Accounting Principles Board Opinion No. 30. The provisions of this statement related to classification of gains and losses on the early extinguishment of debt are effective for fiscal years beginning after May 15, 2002. Upon adoption of SFAS 145, the Company will be required to reclass the extraordinary gain recorded during the four months ended October 2, 1998 as part of income from operations.

    In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company is currently considering the impact, if any, that this statement will have on the financial statements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

    The Company is exposed to market risk in the form of interest rate changes that may adversely affect its financial position, results of operations and cash flows. As of June 1, 2002, the Company had $13.2 million outstanding under its senior secured revolving line of credit. As of June 1, 2002, the Company had direct borrowings of $28.3 million and approximately $4.5 million of accrued and unpaid interest outstanding under its junior loan agreement. Both the senior secured revolving line and the junior loan agreement are priced with a respective fixed rate. See "Notes to Financial Statements -- 5. Notes Payable". Therefore, an increase or decrease in interest rates would not affect the interest costs relating to these financings. The Company has no interest rate swaps or other hedging facilities relating to its senior secured revolving line of credit or its junior loan agreement.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEMS 10-13. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, ETC.

    The Company incorporates herein by reference the information concerning Directors and Executive Officers of the Registrant (Item 10), Executive Compensation (Item 11), Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters (Item 12), and Certain Relationships and Related Transactions (Item 13), that is contained in the Company's definitive Proxy Statement relating to its 2002 Annual Meeting of Stockholders. Information with respect to the Company's executive officers required under Item 10 is included in Part I, Item 4 under the caption "Executive Officers."

ITEM 14. CONTROLS AND PROCEDURES

    NONE

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) Financial Statements, Financial Statement Schedules and Exhibits

1.  FINANCIAL STATEMENTS:

The following are included herein pursuant to Item 8:

                                                                                     Page
                                                                                     ----
Independent Auditors' Report                                                          26
Balance Sheets as of June 1, 2002 and June 2, 2001                                    27
Statements of Operations for the fiscal years ended June 1, 2002, June 2,
2001 and June 3, 2000                                                                 28
Statements of Stockholders' Equity (Deficiency) for the fiscal years ended
June 1, 2002, June 2, 2001 and June 3, 2000                                           29
Statements of Cash Flows for the fiscal years ended June 1, 2002, June 2,
2001 and June 3, 2000                                                                 30
Notes to Financial Statements                                                         31

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

3.1              Certificate of Incorporation of Samuels Jewelers, Inc.(1)

3.2              Bylaws of Samuels Jewelers, Inc.(1)

10.1(a)          Loan and Security Agreement, dated as of October 1, 2001, among
                    Samuels Jewelers, Inc., the financial institutions listed on the signature pages thereof and DDJ Capital Management, LLC as agent for the lenders.(2)

10.1(b)          First Amendment to Loan and Security Agreement, dated as of
                    November 12, 2001, among Samuels Jewelers, Inc., the lenders party thereto and DDJ Capital Management, LLC as agent for the lenders.(3)

10.1(c)          Second Amendment to Loan and Security Agreement, dated as of May
                    31, 2002, among Samuels Jewelers, Inc., the lenders party
                    thereto and DDJ Capital Management, LLC as agent for the
                    lenders.(4)

10.2(a)          Loan Agreement, dated as of April 30, 2001, among Samuels
                    Jewelers, Inc., the lender party thereto and DDJ Capital
                    Management, LLC as agent for the lenders.(5)

10.2(b)          First Amendment to Loan Agreement, dated as of November 12, 2001, among Samuels Jewelers, Inc., the lenders party thereto and DDJ
                    Capital Management, LLC as agent for the lenders.(3)

10.3             Junior Security Agreement, dated as of April 30, 2001, dated as of
                    April 30, 2001, among Samuels Jewelers, Inc., the lenders party thereto and DDJ Capital Management, LLC as agent for the
                    lenders.(5)

10.4             Private Label Credit Card Agreement between World Financial
                    Network National Bank and Samuels Jewelers, Inc. dated as of
                    July 27, 1999.(6)

10.5             Purchase and Sale Agreement between World Financial Network
                    National Bank and Samuels Jewelers, Inc. dated as of July 27,
                    1999.(6)

10.6             Registration Rights Agreement, dated as of June 21, 2000, by and among Samuels Jewelers, Inc., Weil, Gotshal & Manges LLP, B III
                    Capital Partners, L.P. and B III-A Capital Partners, L.P.(7)

10.7             Form of Samuels Jewelers, Inc. Stock Purchase Agreement for
                    private placement in July 2000 of common stock with officers of
                    Samuels Jewelers, Inc.(7)

10.8             Samuels Jewelers, Inc. Deferred Compensation Plan.(7)

10.9             Samuels Jewelers, Inc. 1998 Stock Option Plan.(8)

10.10            Samuels Jewelers, Inc.  1998 Stock Option Plan for Non-Employee
                    Directors.(9)

10.11            Settlement and Termination Agreement, dated as of April 17, 2002, by and between Samuels Jewelers, Inc. and Wilkerson &
                    Associates.(4)


10.12            Written description of compensatory arrangement between Samuels
                    Jewelers, Inc. and David B. Barr, Chairman of the Board.(4)

10.13            Written description of compensatory arrangement between Samuels
                    Jewelers, Inc. and Randy N. McCullough, President and Chief
                    Executive Officer.(4)

10.14            Written description of compensatory arrangement between Samuels
                    Jewelers, Inc.

                    and Robert J. Herman, Vice-President Finance.(4)

10.15            Written description of compensatory arrangement between Samuels
                    Jewelers, Inc. and Directors.(4)

23.1             Consent of Independent Auditors.(4)


------------------------------

(1) Incorporated by reference to the Company's Current Report on Form 8-K filed October 6, 1998.

(2) Incorporated by reference to the Company Quarterly Report on Form 10-Q for the quarter ended September 1, 2001.

(3) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 1, 2001.

(4) Filed herewith.

(5) Incorporated by reference to the Company's Current Report on Form 8-K filed July 19, 2001.

(6) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended May 29, 1999.

(7) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 3, 2000.

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

    Samuels Jewelers, Inc.



    August 30, 2002
                                        By:   /s/ RANDY N. MCCULLOUGH
                                           --------------------------------
                                            Randy N. McCullough
                                            President and Chief
                                            Executive Officer

    August 30, 2002
                                        By:   /s/ ROBERT J. HERMAN
                                           --------------------------------
                                            Robert J. Herman
                                            Vice President-Finance
                                            (Principal Accounting Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated:


      SIGNATURE                TITLE               DATE
      ---------                -----               ----
 /s/  DAVID B. BARR           Director            August 30, 2002
------------------------
David B. Barr

 /s/ DAVID J. BREAZZANO       Director            August 30, 2002
------------------------
David J. Breazzano

 /s/ DAVID H. EISENBERG       Director            August 30, 2002
------------------------
David H. Eisenberg

 /s/ RANDY N. MCCULLOUGH      Director            August 30, 2002
------------------------
Randy N. McCullough

 /s/ JERRY WINSTON            Director            August 30, 2002
------------------------
Jerry Winston

                                 CERTIFICATIONS




I, Randy N. McCullough, certify that:

1. I have reviewed this annual report on Form 10-K of Samuels Jewelers, Inc.;

2.       Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:  August 30, 2002

                                       /s/ Randy N. McCullough
                                    ----------------------------------------
                                    Randy N. McCullough
                                    Chief Executive Officer,
                                    Samuels Jewelers, Inc.




I, Robert J. Herman, certify that:

1. I have reviewed this annual report on Form 10-K of Samuels Jewelers, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:  August 30, 2002

                                        /s/ Robert J. Herman
                                    ------------------------------------------
                                    Robert J. Herman
                                    Vice-President-Finance,
                                    Samuels Jewelers, Inc.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Samuels Jewelers, Inc.
Austin, Texas

We have audited the accompanying balance sheets of Samuels Jewelers, Inc. as of June 1, 2002 and June 2, 2001, and the related statements of operations, stockholders' equity (deficiency) and cash flows for each of the three years in the period ended June 1, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Samuels Jewelers, Inc. as of June 1, 2002, and June 2, 2001, and the results of its operations and its cash flows for each of the three years in the period ended June 1, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements for the years ended June 1, 2002, and June 2, 2001, have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's difficulties in meeting its financing needs, its recurring losses from operations, and its total stockholders' deficiency raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
August 28, 2002

                             SAMUELS JEWELERS, INC.
                                 BALANCE SHEETS
                    (amounts in thousands, except share data)


                                                                        June 1,       June 2,
                                                                         2002           2001
                                                                       --------       --------
ASSETS

Current assets:
   Cash and cash equivalents ....................................      $  1,154       $    725
   Accounts receivable, net (Note 2) ............................         1,480          5,308
   Merchandise inventories (Notes 3 and 7) ......................        28,526         47,723
   Prepaid expenses and other current assets ....................         1,166          2,809
                                                                       --------       --------
Total current assets ............................................        32,326         56,565
                                                                       --------       --------
Property and equipment:
   Leasehold improvements, furniture and fixtures ...............        21,958         24,349
   Computers and equipment ......................................         6,562          6,744
                                                                       --------       --------
                                                                         28,520         31,093
   Less: accumulated depreciation and amortization ..............        12,571          9,332
                                                                       --------       --------
   Net property and equipment ...................................        15,949         21,761
Other assets ....................................................           255            632
                                                                       --------       --------
Total assets ....................................................      $ 48,530       $ 78,958
                                                                       ========       ========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
   Notes payable (Note 5) .......................................      $  2,200       $ 18,213
   Accounts payable -- trade ....................................         9,421         15,305
   Other accrued liabilities (Note 4) ...........................         9,894         16,742
   Accrued interest .............................................         5,038            223
                                                                       --------       --------
Total current liabilities .......................................        26,553         50,483

Notes payable (Note 5) ..........................................        41,594         22,955

Commitments and contingencies (Note 7)

Stockholders' equity (deficiency) (Note 8):
   Common stock, $.001 par value; authorized 20,000,000 shares;
   issued and outstanding, 8,052,726 and 7,909,185 shares .......             8              8
   Additional paid-in capital ...................................        64,280         63,642
   Deferred compensation ........................................            --           (417)
   Notes receivable (Note 8) ....................................        (1,130)        (1,960)
   Accumulated deficit ..........................................       (82,775)       (55,753)
                                                                       --------       --------
Total stockholders' equity (deficiency) .........................       (19,617)         5,520
                                                                       --------       --------
Total liabilities and stockholders' equity (deficiency) .........      $ 48,530       $ 78,958
                                                                       ========       ========


                       See Notes to Financial Statements.

                             SAMUELS JEWELERS, INC.
                            STATEMENTS OF OPERATIONS
                  (amounts in thousands, except per share data)


                                                               Year           Year            Year
                                                              Ended           Ended           Ended
                                                             June 1,         June 2,         June 3,
                                                               2002           2001            2000
                                                            ---------       ---------       ---------
Net sales ............................................      $ 122,007       $ 148,044       $ 157,527
Finance and credit insurance fees ....................             --              --           2,639
                                                            ---------       ---------       ---------
                                                              122,007         148,044         160,166
                                                            ---------       ---------       ---------
Costs and expenses:
   Cost of goods sold, buying and occupancy ..........         87,737         100,602          95,099
   Selling, general and administrative expenses ......         36,785          52,800          57,691
   Provision for doubtful accounts ...................          6,547           6,040           5,076
   Depreciation and amortization .....................          4,477           7,815           6,702
   Impairment, asset disposal and other (Note 9) .....          5,539          24,089              --
                                                            ---------       ---------       ---------
                                                              141,085         191,346         164,568
                                                            ---------       ---------       ---------
Operating loss .......................................        (19,078)        (43,302)         (4,402)

Interest expense, net ................................          7,835           2,730           2,834
                                                            ---------       ---------       ---------
Loss before income taxes .............................        (26,913)        (46,032)         (7,236)

Income taxes (Note 6) ................................            109              --              11
                                                            ---------       ---------       ---------
Net loss .............................................      $ (27,022)      $ (46,032)      $  (7,247)
                                                            =========       =========       =========

Basic and diluted per share data:

   Net loss ..........................................      $   (3.39)      $   (5.92)      $   (1.43)
                                                            =========       =========       =========
   Weighted-average number of common shares
     outstanding .....................................          7,980           7,773           5,081
                                                            =========       =========       =========


                       See Notes to Financial Statements.

                             SAMUELS JEWELERS, INC.
                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                             (amounts in thousands)


                                             Common Stock         Additional    Deferred                    Retained
                                      -----------------------      Paid-in       Compen-        Notes       Earnings     Earnings
                                       Shares         Amount       Capital       sation       Receivable    (Deficit)      Total
                                      ---------     ---------     ----------    ---------     ----------    ---------     ---------
Balance at May 29, 1999 ............      5,002     $       5     $  48,346     $  (1,251)    $    (771)    $  (2,474)    $  43,855
Deferred compensation
Amortization (Note 8) ..............                                                  417                                       417
Notes receivable payments (Note 8) .                                                                259                         259
Silverman acquisition (Note 2) .....         57            --           260                                                     260
Musselman acquisition (Note 2) .....         60            --           465                                                     465
JewelryLine acquisition (Note 2) ...         35            --           258                                                     258
Net loss for the year ..............                                                                           (7,247)       (7,247)
                                      ---------     ---------     ---------     ---------     ---------     ---------     ---------
Balance at June 3, 2000 ............      5,154             5        49,329          (834)         (512)       (9,721)       38,267
Deferred compensation
Amortization (Note 7) ..............                                                  417                                       417
Issuance of notes receivable
(Note 8) ...........................                                                             (1,704)                     (1,704)
Notes receivable payments (Note 8) .                                                                256                         256
Shares issued ......................      2,815             3        14,778                                                  14,781
Other ..............................        (60)           --          (465)                                                   (465)
Net loss for the year ..............                                                                          (46,032)      (46,032)
                                      ---------     ---------     ---------     ---------     ---------     ---------     ---------
Balance at June 2, 2001 ............      7,909             8        63,642          (417)       (1,960)      (55,753)        5,520
Deferred compensation
Amortization (Note 8) ..............                                                  417                                       417
Notes receivable payments and
write-down (Note 8) ................                                                                830                         830
Shares issued ......................         84            --            51                                                      51
Other ..............................         60            --           587                                                     587
Net loss for the year ..............                                                                          (27,022)      (27,022)
                                      ---------     ---------     ---------     ---------     ---------     ---------     ---------
Balance at June 1, 2002 ............      8,053     $       8     $  64,280     $      --     $  (1,130)    $ (82,775)    $ (19,617)
                                      =========     =========     =========     =========     =========     =========     =========


                       See Notes to Financial Statements.

                             SAMUELS JEWELERS, INC.
                            STATEMENTS OF CASH FLOWS
                             (amounts in thousands)


                                                                              Year          Year           Year
                                                                             Ended          Ended          Ended
                                                                             June 1,        June 2,        June 3,
                                                                              2002           2001           2000
                                                                            --------       --------       --------
Cash Flows from Operating Activities:
  Net loss ...........................................................      $(27,022)      $(46,032)      $ (7,247)
  Adjustments to reconcile net loss to net cash provided by (used
     in) operating activities:
     Depreciation and amortization ...................................         4,060          7,398          6,285
     Amortization of deferred compensation ...........................           417            417            417
     Provision for doubtful accounts .................................         6,547          6,040          5,076
     Impairment charges ..............................................         1,417         20,621             --
     (Gain)/loss on sale or abandonment of property and
          equipment ..................................................           490          1,477             (8)
     Notes receivable write-down .....................................           661             --             --
     Inventory valuation allowance ...................................           497             --             --
     Deferred taxes ..................................................           109             --             --
     Adjustment to notes payable offset ..............................            --            980             --
  Changes in working capital:
     Accounts receivable .............................................        (2,719)        (4,902)        33,916
     Merchandise inventories .........................................        18,700         13,546        (18,417)
     Prepaid expenses and other current assets .......................         1,645            540         (1,953)
     Accounts payable -- trade .......................................        (5,884)        (9,102)        21,355
     Other accrued liabilities .......................................        (6,306)        (2,011)         3,491
     Accrued interest ................................................         4,815             72           (103)
                                                                            --------       --------       --------
          Net cash provided by (used in) operating
            activities ...............................................        (2,573)       (10,956)        42,812
                                                                            --------       --------       --------

Cash Flows from Investing Activities:
  Purchase of property and equipment .................................          (174)        (2,650)       (13,506)
  Acquisition of stores ..............................................            --             --         (1,274)
  Proceeds from sale of assets .......................................            34            100             13
  (Increase)/decrease in other assets ................................           304            (71)           147
                                                                            --------       --------       --------

          Net cash provided by (used in) investing activities ........           164         (2,621)       (14,620)
                                                                            --------       --------       --------

Cash Flows from Financing Activities:
  Net repayments under revolving credit facility .....................        (2,767)        (8,566)       (27,947)
  Borrowings under notes payable .....................................         5,500          8,500             --
  Repayments of notes payable ........................................          (115)          (925)            --
  Issuance of common stock ...........................................            51         13,140             --
  Repayments of notes receivable .....................................           169            193            259
                                                                            --------       --------       --------
          Net cash provided by (used in) financing activities ........         2,838         12,342        (27,688)
                                                                            --------       --------       --------

Net increase (decrease) in cash and cash equivalents .................           429         (1,235)           504
Cash and cash equivalents at beginning of year .......................           725          1,960          1,456
                                                                            --------       --------       --------
Cash and cash equivalents at end of year .............................      $  1,154       $    725       $  1,960
                                                                            ========       ========       ========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
     Interest ........................................................      $  3,021       $  2,658       $  2,973
     Income taxes ....................................................           $--            $--       $     11
  Noncash investing and financing activities:

     Notes issued in exchange for accounts payable ...................           $--       $ 14,335            $--
     Stock issued for notes receivable (Note 8) ......................           $--       $  1,641            $--
     Write-down of stock purchase notes (Note 8) .....................      $   (661)           $--            $--
     Stock and debt issued for acquisitions (Note 2) .................           $--            $--       $  6,983


                       See Notes to Financial Statements.

                             SAMUELS JEWELERS, INC.
                          NOTES TO FINANCIAL STATEMENTS
     FOR THE FISCAL YEARS ENDED JUNE 1, 2002, JUNE 2, 2001 AND JUNE 3, 2000
                       (IN THOUSANDS, EXCEPT SHARE DATA)

1. BASIS OF PRESENTATION

    Samuels Jewelers, Inc. (the "Company" or "Samuels") operates a national chain of specialty retail jewelry stores located in regional shopping malls, power centers, strip centers and stand-alone stores. The Company sells fine jewelry items in a wide range of styles and prices, with a principal emphasis on diamond and gemstone jewelry. As of June 1, 2002, the Company operated 125 retail jewelry stores in 19 states. The Company also sells jewelry online at SamuelsJewelers.com. The Company currently operates stores under the following four trade names: "Samuels", "C&H Rauch", "Schubach" and "Samuels Diamonds". Measured by the number of retail locations, Samuels is the eighth largest specialty retailer of fine jewelry in the country.

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

Going Concern Basis

    The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses from operations and has a total stockholders' deficiency. Management's plan, to continue as a going concern, consists of improving its profitability by reviewing and improving store operating margins and overhead expenditures. Management believes that these improvements, coupled with current financing, will be sufficient to meet the Company's operating needs. The Company also plans to refinance amounts existing under its senior revolving credit facility and junior loan agreement upon their expiration in June 2003. Should the Company be unable to improve operations and secure refinancing of its current financing, the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Fiscal Year. The Company's fiscal years ended June 1, 2002 ("Fiscal 2002"), June 2, 2001 ("Fiscal 2001") and June 3, 2000 ("Fiscal 2000"), may be referred to herein as such. Fiscal 2002 and 2001 are each a 52-week period. Fiscal 2000 is a 53-week period.

    Cash and Cash Equivalents. The Company considers all highly liquid investments with a maturity at date of purchase of three months or less to be cash equivalents.

    Accounts Receivable. On August 30, 1999 the Company sold its then existing private label credit card accounts, totaling approximately $46.8 million, to World Financial Network National Bank ("WFN") at face value less a holdback reserve. The holdback reserve is to protect WFN against charged-off accounts through the term of the program. The credit card program has an initial term of five years, but provides the parties the option to extend the agreement beyond such initial term. The holdback reserve will be released to the Company at the end of the program. The Company has recorded the holdback reserve net of a valuation allowance to reflect management's estimate of losses based on past performance. In accordance with industry practice, accounts receivables were included in current assets in the Company's balance sheet. As of June 1, 2002, the holdback reserve was $7.0 million, net of a valuation allowance of $5.5 million.

    Merchandise Inventories. Merchandise inventories, substantially all of which represent finished goods, are stated at the lower of cost or market. Cost is determined using the average cost method.

    Property and Equipment. Property and equipment in existence as of October 2, 1998 were stated at fair values as of that date pursuant to Fresh-Start reporting adopted in connection with the Reorganization. See "Notes to Financial Statements--1. Basis of Presentation." Additions since October 2, 1998 are recorded at cost.

    Depreciation and amortization of leasehold improvements, furniture and fixtures and computers and equipment are computed by the straight-line method over the lesser of related lease terms or the estimated useful lives of such assets as set forth in the following table:

                                    USEFUL
                                    LIVES
                                   IN YEARS
                                   --------
Leasehold improvements .......       10-15
Furniture and fixtures .......        5-10
Computers and equipment ......           5


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

    Goodwill. Goodwill, which represents the excess of purchase price over fair value of net assets acquired, was amortized on a straight-line basis over 10 years. During the fourth quarter of Fiscal 2001 the Company recorded an impairment write-off of $4.1 million on the goodwill, all of which was acquired in the C&H Rauch acquisition. See "Notes to Financial Statements--9. Impairment, asset disposal and other expenses." Amortization of goodwill during Fiscal 2001 and Fiscal 2000 was $0.5 and $0.3, respectively.

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

    Loss per Share. The Company computes earnings per share in accordance with SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires the Company to present basic and diluted earnings per share on the face of the statement of operations. Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the sum of the weighted average number of common shares outstanding for the period plus the assumed exercise of all dilutive securities. However, in the case of a loss per share, dilutive securities outstanding would be antidilutive and would, therefore, be excluded from the computation of diluted earnings per share. There were no common stock equivalents in the years presented.

    Accounting for Acquisitions. The Company has accounted for the acquisition of the assets of JewelryLine.com and the former Silverman's and Musselman's stores using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based upon their fair values at the date of acquisition. The Company included the results of operations for these stores in its Statement of Operations at the time the Company began operating each store.

    Henry Silverman Jewelers, Inc.--On July 27, 1999, the Company entered into a purchase agreement with Henry Silverman Jewelers, Inc. ("Silverman's") to acquire its tradenames, customer lists, fixtures and the lease rights for 14 Silverman's stores. The Company's purchase price for these assets was 54,600 shares of its common stock, then valued at approximately $0.3 million. The Company did not assume any of Silverman's liabilities or acquire any of Silverman's remaining assets as part of the purchase agreement. The shares of common stock were issued and registered under the Company's shelf registration statement on Form S-1, declared effective by the SEC on June 9, 1999. The Company also issued 2,500 shares of its common stock to an individual as a finder's fee as part of the transaction. The Company currently operates 9 of these stores in five states under the name "Samuels Diamonds".

    Musselman Jewelers--Pursuant to an asset purchase agreement that was entered into in December 1999, the Company acquired from Wilkerson & Associates substantially all of its interests in and rights to 14 Musselman Jewelers stores ("Musselman"), including tradenames, customer lists, fixtures and the lease rights related to such stores. The Company's purchase price for these assets was 60,000 shares of its common stock, then valued at approximately $0.5 million. Under the terms of the asset purchase agreement, Wilkerson & Associates had the right to put back the shares to the Company at $11.45 per share, on the second anniversary of the date of closing. On April 17, 2002, the Company entered into a Settlement and Termination Agreement with Wilkerson & Associates. As part of the Settlement and Termination Agreement, the Company agreed to pay Wilkerson & Associates $100,000, and such amount was permitted to be paid through the payment of consideration under a Sales Agreement under which Wilkerson & Associates agreed to provide services relating to the Company's closure of one of its stores. Additionally, under the Settlement and Termination Agreement, Wilkerson will keep the 60,000 shares it holds. The Company did not assume any of Musselman's liabilities and did not acquire any of Musselman's other assets as part of the acquisition. The 60,000 shares of the Company's common stock were registered under the Company's shelf registration statement on Form S-1, as amended by Post-Effective Amendment No. 1 on Form S-4 to Form S-1 Registration Statement. The Company currently operates one of these stores as "Samuels" under Musselman's prior lease agreement.

    C & H Rauch, Inc.--In November 1999, the Company acquired substantially all of the assets of C & H Rauch, Inc. ("Rauch") through the purchase of all of the outstanding stock of Rauch. The Company's net purchase price for this acquisition was approximately $20.0 million, consisting of $2.0 million in cash, notes payable in the amount of $6.0 million (see "Notes to Financial Statements -- 5. Notes Payable") and approximately $12.0 million in liabilities assumed. The Company's acquisition of Rauch added 40 new stores, including operations in the states of Kentucky, Ohio, Indiana, West Virginia and Virginia. Upon completion of the acquisition, Rauch was merged with and into the Company. Currently, the Company continues to operate 16 of these stores under the "C&H Rauch" nameplate and has converted 2 stores to "Samuels". The other 22 stores have been closed.

    The Company accounted for the Rauch acquisition using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed based upon their fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was approximately $4.9 million, which the Company recorded as goodwill and was amortizing on a straight-line basis over ten years. Subsequently, during the fourth quarter of Fiscal 2001, the Company recorded an impairment write-off of $4.1 million of this goodwill. The Company has included the results of operations for the Rauch acquisition in its Statement of Operations beginning November 1999. The Rauch home office was closed at the end of January 2000, the lease on its home office was cancelled and the functions performed in Lexington, Kentucky have been absorbed by the Company's home office in Austin, Texas. The net purchase price was allocated as follows (in thousands):


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

    The following unaudited pro forma summary data for Fiscal 2000 (in thousands, except per share amounts) combines the results of operations of the Company and its acquisitions as if the acquisitions had occurred as of May 30, 1999, after giving effect to certain adjustments, including increased depreciation and amortization expense on assets acquired. The results of operations of Musselman's, Silverman's and JewelryLine.com are not material and are, therefore, excluded from the pro forma results. The unaudited pro forma results do not necessarily represent results which would have occurred if the Company had made the acquisitions on May 30, 1999, nor are they indicative of the results of future consolidated operations.


                                                    PRO FORMA
                                                   FISCAL YEAR
                                                  ENDED JUNE 3,
                                                     2000
                                                  -------------
                                                   (unaudited)
Revenues                                           $ 166,434
Net income                                         $  (8,387)
Basic and diluted (loss) per share                 $   (1.63)


    The Company also began online jewelry shopping operations during Fiscal 2000. As of March 8, 2000, the Company acquired the online operations and assets of JewelryLine.com, Inc. ("JewelryLine") , including the registered domain names, related to

JewelryLine's operation of an online Internet site for the sale of jewelry and related items. The Company's purchase price for the JewelryLine assets was 35,000 shares of the Company's common stock, then valued at approximately $0.3 million, that were registered pursuant to the Company's shelf registration statement on Form S-1, as amended by Post-Effective Amendment No. 1 on Form S-4 to Form S-1 Registration Statement. The Company did not assume any of JewelryLine's liabilities as part of the transaction. The Company registered the SamuelsJewelers.com web site location and began offering merchandise at that location, along with JewelryLine.com, on April 17, 2000.

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

    In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations. This standard eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS 141 is effective for business combinations completed after June 30, 2001. The Company's adoption of SFAS 141 did not have a material effect on the Company's financial position or results of operations.

    In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Intangible Assets, which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually and also in the event of an impairment indicator. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt the pronouncement in their fiscal year beginning after December 15, 2001. The adoption of SFAS 142 did not have a material impact on the Company's financial position or results of operations.

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

    In April 2002, the Financial Accounting Standards Board issued SFAS No.145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement requires, among other things, that gains and losses on the early extinguishment of debt be classified as extraordinary only if they meet the criteria for extraordinary treatment set forth in Accounting Principles Board Opinion No. 30. The provisions of this statement related to classification of gains and losses on the early extinguishment of debt are effective for fiscal years beginning after May 15, 2002. The Company is currently considering the impact, if any, that this statement will have on the consolidated financial statements, but does not believe that the adoption of SFAS 145 will have a significant impact on its financial statements.

    In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company is currently considering the impact, if any, that this statement will have on the financial statements.

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

    Comprehensive Income. There were no components of comprehensive income other than net income.

    Reclassifications. Certain previously reported amounts were reclassified to conform to current year presentations.

3.  INVENTORY VALUATION

    The Company recorded an inventory valuation reserve in the fourth quarter of Fiscal 2002 to adjust the carrying value of its inventory to net realizable value. The reserve is for damaged inventory and certain aged inventory that the Company believes will be disposed at less than its historical cost. The inventory valuation reserve is $0.5 million at June 1, 2002.

4.  OTHER ACCRUED LIABILITIES

    Other accrued liabilities consist of the following as of the fiscal years ended:


                                         JUNE 2,      JUNE 2,
                                          2002          2001
                                         -------      -------
Accrued wages and benefits ........      $ 2,764      $ 3,036
Accrued bankruptcy claims .........          412          654
Accrued professional fees .........          455          291
Sales tax .........................          628          723
Layaway and customer refunds ......          588          854
Accrued rent ......................          981        1,161
Payable to WFN ....................           15          284
Deferred revenue ..................          681          198
Property tax ......................          316          436
Other accrued expenses ............        3,054        9,105
                                         -------      -------
                                         $ 9,894      $16,742
                                         =======      =======


5.  NOTES PAYABLE

    On October 1, 2001 the Company replaced its former revolving credit facility, which expired as of such date, by entering into a $20.0 million senior revolving credit facility with lenders represented by DDJ Capital Management, LLC, a controlling shareholder, acting as their agent (see "Notes to Financial Statements -- 8. Stockholders' Equity.") The lenders under this new $20.0 million senior revolving credit facility are committed to make revolving advances to the Company in amounts determined based on percentages of eligible inventory. The annual rate of interest under the $20.0 million senior revolving credit facility is 12.0% per annum. Interest charges are payable monthly. Upon the occurrence and during the continuation of any event of default under the senior revolving credit facility, all obligations will bear interest at 15.0% per annum. As collateral for all obligations to the lenders under the senior revolving credit facility, the Company granted a first priority perfected security interest in and to substantially all of its owned or thereafter acquired assets, both tangible and intangible. The senior revolving credit facility contains covenants which include: meeting a minimum level of tangible net worth, meeting a minimum amount of earnings before interest, taxes, depreciation and amortization ("EBITDA"), and not exceeding a defined level of capital expenditures. The financing agreement also prohibits the payment of dividends.

    As of June 1, 2002, the Company had borrowings of $13.2 million outstanding under the revolving credit facility with additional credit available of approximately $0.1 million under the terms of the agreement. As of June 1, 2002, the Company was in compliance with all terms of the financing agreement.

    During the current fiscal year, the Company was allowed to advance amounts in excess of the percentage of its eligible inventory as defined in its senior revolving credit facility. The agent and lenders agreed to advance the funds, on a daily basis, notwithstanding that such advances were overadvances pursuant to the terms of the loan agreement. The agent and lenders further agreed that in the event that the Company was unable to repay the amount of the overadvances on the next business day (as required by the loan agreement), an event of default did not occur.

    As of May 31, 2002, the Company entered into the second amendment to the senior loan agreement. The amendment changed the termination date of the agreement from January 31, 2003 to June 30, 2003 and modified the tangible net worth, minimum EBITDA and capital expenditure limitation covenants. The amendment also allows the lenders to make advances in excess of the amounts determined based on percentages of eligible inventory provided that the total amount of these advances does not exceed $7.0 million and that the aggregate amount of all advances outstanding under the senior revolving credit facility does not exceed the $20.0 million limit. Advances in excess of eligible inventory percentages must be repaid to the lenders upon three business days notice from the agent requesting that such amounts be repaid. Had the lender not amended the agreement, the Company would have been in violation of the tangible net worth covenant.

    As a result of its cash losses and in order to meet its liquidity needs, the Company entered into a loan agreement and junior security agreement on April 30, 2001, with lenders represented by DDJ Capital Management, LLC acting as their agent. This junior loan agreement provides up to $15 million for working capital needs based on percentages of eligible inventory and the level of borrowings outstanding under the senior secured revolving line of credit and also includes the lending of an additional $14.3 million arising out of the purchase at a discount of a portion of the Company's accounts payable during the second quarter of Fiscal 2001. Interest is payable monthly. The agent, on behalf of the lenders, waived the requirement that the Company make monthly cash interest payments in accordance with the terms of the loan agreement, commencing with the October 1, 2001 interest payment and continuing until further notice from the agent. The agent in its sole discretion, may decide at any time to reinstate the Company's obligation to make monthly cash interest payments. The interest rate on borrowings under this agreement was originally 20% per annum through October 31, 2001 and then began increasing by .25% per month. Advances made in excess of amounts available under eligible inventory requirements accrue at a per annum rate that is 2% above the otherwise applicable rate. Upon the occurrence and during the continuance of any event of default, interest accrues at a per annum rate that is 2% above the otherwise applicable rate. Under terms of the junior security agreement, the Company granted a security interest in and to substantially all owned or thereafter acquired assets, both tangible and intangible, as collateral for amounts borrowed under the loan agreement. The security provided by the Company is subordinated to the secured liens the Company provides to the lenders under its senior secured revolving credit facility per the terms of the junior security agreement.

    As of June 1, 2002 the Company had direct borrowings of $28.3 million outstanding under the junior loan agreement with interest rates of 21.75% on $17.9 million and 23.75% on $10.4 million (the amount in excess of available inventory). Upon the execution of the second amendment to the junior loan agreement discussed below, the Company had no additional credit available under this facility. At June 1, 2002 the accrued and unpaid interest under this loan agreement was $4.5 million.

    On June 15, 2002, the Company entered into the second amendment of the junior loan agreement. The amendment extended the agreement until June 30, 2003. The amendment also reduced the principal amount available under the agreement from $29.3 million to $28.3 million and reduced the interest rate to a fixed 20% per annum. The Company was also allowed to capitalize and add to the principal amounts outstanding all accrued interest due and payable at the date of the amendment. As part of the amendment, any future monthly cash interest payments not made at the election of the Company will also be capitalized and added to the principal amount outstanding.

    Both the senior secured revolving credit facility and the junior loan agreement were amended as of November 12, 2001, to provide additional description of other liens permitted on the Company's property.

    In conjunction with the Company's acquisition of Rauch, the Company issued three promissory notes due and payable for $2.0 million each in January 2000, 2001 and 2002, respectively. The first promissory note, due January 2000, has been paid. The two remaining notes have a stated interest rate of 7% per annum with interest due and payable beginning January 15, 2000 and on each successive six-month anniversary thereafter until the notes are paid in full. The Company has not paid the January 2001 installment. The holders of the promissory note for payment in January 2001 have brought an action for payment thereon. The Company intends to defend the action based upon rights it negotiated as part of the purchase of C&H Rauch, Inc. See "Notes to Financial Statements -- 7. Commitments and Contingencies." Samuels may offset its payment obligations under these notes to the extent and in the event any liabilities arise that were not accounted for and not disclosed in the unaudited balance sheet of Rauch as of October 31, 1999. Accordingly, the Company has offset the amounts due under such notes by $1.8 million. Upon the occurrence and during the continuation of an event of default under the notes, Samuels' payment obligations may bear interest at a per annum rate of 15%.

    Maturities Due By Fiscal Year (in thousands)


                                                                     Fiscal       Fiscal
                                                                      Year         Year
                                                         Total        2003         2004
                                                        -------      ------      -------
Senior secured line of credit ....................      $13,246      $   --      $13,246
Junior loan agreement ............................       28,336          --       28,336
Notes payable for Rauch ..........................        2,200       2,200           --
Capital lease obligations ........................          132         120           12
                                                        -------      ------      -------
Total ............................................      $43,914      $2,320      $41,594
                                                        =======      ======      =======


6.  INCOME TAXES

    During Fiscal 2002, the Company's net operating losses (NOLs) increased by approximately $25.0 million. During Fiscal 2001, the Company's NOLs increased by approximately $21.0 million. As of June 2, 2002, the Company had NOL carryforwards for federal income tax purposes of approximately $125 million. Approximately $64 million of this NOL carryforward is related to losses incurred subsequent to October 2, 1998, which may be used in their entirety to offset future taxable income. The remaining carryforward, from prior to October 2, 1998, is subject to an annual limitation on its use of approximately $1.7 million. These losses begin to expire in 2012. In addition, the Company has alternative minimum tax credit carryforwards of $109 thousand. These credits do not expire. The Company maintains a full valuation allowance against the net deferred tax assets, which in Management's opinion reflects the net deferred tax asset that is more likely than not to be realized.

    The provision for income taxes includes the following:


                           FOR THE         FOR THE         FOR THE
                          YEAR ENDED      YEAR ENDED      YEAR ENDED
                            JUNE 1,         JUNE 2,         JUNE 3,
                             2002            2001            2000
                          ----------      ----------      ----------
Current:
  Federal ..........      $       --      $       --      $       --
  State ............              --              --              11
                          ----------      ----------      ----------
                                  --              --              11
                          ----------      ----------      ----------
Deferred:
  Federal ..........             109              --              --
  State ............              --              --              --
                          ----------      ----------      ----------
                                 109              --              --
                          ----------      ----------      ----------
                          $      109      $       --      $       11
                          ==========      ==========      ==========


    The Company's effective tax rate differs from the statutory federal income tax rate as follows:


                                FOR THE         FOR THE YEAR         FOR THE
                               YEAR ENDED          ENDED           YEAR ENDED
                                 JUNE 1,           JUNE 2,           JUNE 3,
                                  2002              2001              2000
                               ----------       ------------       ----------
Statutory rate ..........           (35.0)%           (35.0)%           (35.0)%
Surtax benefit ..........             1.0               1.0               1.0
Valuation allowance .....            34.0              34.0              34.0
Other ...................              --                --                --
                               ----------        ----------        ----------
                                      0.0%              0.0%              0.0%
                               ==========        ==========        ==========

    Significant components of the Company's deferred income taxes are as follows:


                                                JUNE 1,         JUNE 2,
                                                 2002            2001
                                              ----------       ----------
Current tax assets (liabilities):
  Reserve for bad debts ................      $    1,863       $    1,632
  Inventory ............................             481              804
  Vacation accrual .....................             188              232
  Other ................................             863              203
                                              ----------       ----------
                                                   3,395            2,871

Noncurrent tax assets (liabilities):
  Property and equipment ...............           2,558            1,301
  Net operating loss carryforwards .....          42,528           34,436
  Other ................................           2,091            1,971
                                              ----------       ----------
                                                  47,177           37,708

Total deferred tax assets ..............          50,572           40,579
Valuation allowance ....................         (50,572)         (40,470)
                                              ----------       ----------
Net deferred tax assets ................      $        0       $      109
                                              ==========       ==========


7.  COMMITMENTS AND CONTINGENCIES

    The Company leases store and office facilities and certain equipment used in its regular operations under operating leases, which expire at various dates through 2012. The store leases provide for additional rentals based upon sales and for payment of taxes, insurance and certain other expenses. Base rental expense is amortized on a straight-line basis over the life of the lease. Rent expense is charged to operations as follows:


                              FOR THE YEAR    FOR THE YEAR      FOR THE
                                 ENDED           ENDED         YEAR ENDED
                                 JUNE 1,        JUNE 2,          JUNE 3,
                                  2002            2001            2000
                              ------------    ------------     ----------
Minimum rentals .........      $    1,974      $    2,457      $    1,822
Contingent rentals ......          10,603          12,617          10,698
                               ----------      ----------      ----------
                               $   12,577      $   15,074      $   12,520
                               ==========      ==========      ==========


    Minimum rental commitments for all remaining noncancelable leases in effect as of June 1, 2002 are as follows for the fiscal years ended May:


2003.................  $ 8,809
2004.................    7,972
2005.................    6,806
2006.................    5,892
2007.................    5,014
Thereafter...........   12,095
                       -------
                       $46,588
                       =======


    The Company enters into consignment inventory agreements with its key vendors in the ordinary course of business. During Fiscal 2002 consignment inventory on hand ranged from $27.3 to $40.9 million. These amounts are excluded from the merchandise inventory balance on the accompanying balance sheet. Consignment inventory was approximately $39.4 million and $28.6 million as of June 1, 2002 and June 2, 2001, respectively.

    On August 16, 2001, Harry S. Cohen and Steven D. Singleton, the former owners of all of the issued and outstanding stock of C&H Rauch, Inc., filed an action against the Company in the Kentucky Circuit Court of Fayette County, Kentucky seeking the payment of $2,475,000 pursuant to a promissory note for payment in January 2001 that was executed and delivered to them by the Company as part of the purchase price paid by the Company in the acquisition of C & H Rauch, Inc. The Company is currently proceeding with a defense of such action and intends to continue to defend the suit vigorously based upon its belief that any payment under such note is subject to rights that it negotiated as part of such note and the other transaction documents for such acquisition. See "Notes to Financial Statements -- 5. Notes Payable."

    On December 22, 2000, E. Peter Healey filed an arbitration proceeding with the American Arbitration Association, against the Company in Austin, Texas. In this proceeding, Healey asserts a claim for breach of contract arising from the termination of his employment. All discovery has been completed and the evidence has closed in this matter after an eight-day arbitration. Final closing arguments are tentatively planned for September 2002. The arbitrator is expected to issue a decision in September or October 2002. The Company believes that Healey's claims are factually and legally without merit.

    The Company has also filed counterclaims for breach of contract relating to Healey's failure to pay back the Company outstanding monies relating to certain tax notes as well as a stock purchase agreement. During the litigation, the arbitrator granted the Company's motion for summary judgment and has ruled that it will enter judgment for the Company with respect to the stock purchase agreement. The arbitrator is expected to rule on the Company's counterclaim for the tax notes amount sometime in September or October 2002.

    Additionally, the Company is from time to time involved in routine litigation incidental to the conduct of its business. Based upon discussions with legal counsel, management believes that its litigation currently pending will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

8. STOCKHOLDERS' EQUITY

    Stock Option Plans. In 1998 the Company adopted a stock option plan for certain of its officers and key employees. The number of shares of common stock that can be purchased pursuant to this plan cannot exceed 500,000 and must be granted prior to October 2, 2008. The exercise price for options granted under this plan may not be less than the fair market value of the Company's common stock at the date of grant. These options become exercisable over a four-year period and vest 25% per year. As of June 1, 2002, the Company had 292,615 options outstanding with an average exercise price of $3.949 per share (ranging from $0.600 to $6.667 per share). The options have a contractual life of 10 years.

    In 1998 the Company also adopted a stock option plan for its non-employee directors. The number of shares of common stock that can be purchased pursuant to this plan cannot exceed 250,000 and must be granted prior to September 30, 2008. The exercise price for options granted under this plan may not be less than the fair market value of the Company's common stock at the date of grant. These options become exercisable over a four-year period and vest 25% per year. As of June 1, 2002, the Company had 60,000 options outstanding with an average exercise price of $5.889 per share, (ranging from $5.500 to $6.667 per share). The options have a contractual life of 10 years.

    The following table summarizes the status of the Company's stock option plans:


                                          NUMBER OF    WEIGHTED AVERAGE
                                          OPTIONS       EXERCISE PRICE
                                         ----------    ----------------
Outstanding as of May 29, 1999              256,200       $     6.67
  Granted                                   170,575             4.99
  Canceled                                  (21,900)            6.50
  Exercised                                      --               --
                                         ----------       ----------
Outstanding as of June 3, 2000              404,875             5.97
  Granted                                   161,940             2.26
  Canceled                                 (148,010)            6.03
  Exercised                                      --               --
                                         ----------       ----------
Outstanding as of June 2, 2001              418,805             4.51
  Granted                                        --               --
  Canceled                                  (66,190)            5.76
  Exercised                                      --               --
                                         ----------       ----------
Outstanding as of June 1, 2002              352,615       $     4.28
                                         ==========       ==========


    The following table summarizes information about options outstanding and exercisable as of June 1, 2002:


   RANGE OF             NUMBER    WEIGHTED AVERAGE   WEIGHTED AVERAGE    NUMBER      WEIGHTED AVERAGE
EXERCISE PRICES      OUTSTANDING  CONTRACTUAL LIFE    EXERCISE PRICE   EXERCISABLE    EXERCISE PRICE
---------------      -----------  ----------------   ----------------  -----------   ----------------
$0.600 to $1.750        125,000           10             $ 1.520          31,250         $ 1.520
$4.375 to $4.875         71,715           10             $ 4.547          30,348         $ 4.510
$5.500 to $6.667        155,900           10             $ 6.368         106,925         $ 6.449

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


                                                  FISCAL YEAR     FISCAL YEAR    FISCAL YEAR
                                                     ENDED           ENDED          ENDED
                                                  JUNE 1, 2002    JUNE 2, 2001   JUNE 3, 2000
                                                  ------------    ------------   ------------
                                                       (in thousands except share data)
Compensation cost                                   $      0       $      69       $     300
Net loss:
     As reported                                    $(25,604)      $ (46,032)      $  (7,247)
     Pro forma                                      $(25,604)      $ (46,101)      $  (7,547)
Net loss per share
     As reported                                    $  (3.21)      $   (5.92)      $   (1.43)
     Pro forma                                      $  (3.21)      $   (5.93)      $   (1.49)
Stock option share data:
     Stock options granted during period                   0         161,940         170,575
     Weighted average option fair value (a)              n/a       $    0.96       $    2.58


    (a) Calculated in accordance with the Black-Scholes option pricing model, using the following assumptions:

        (1) For Fiscal 2001 grants; expected life of 6.54 years; expected volatility of 35%; expected dividend yield of 0% and risk- free rates of return as of the date of grant of 4.6% based on the yield of the U.S. Treasury securities nearest in life to the average expected lives at the date of grant.

        (2) For Fiscal 2000 grants; expected life of 7.23 years; expected volatility of 35%; expected dividend yield of 0% and risk- free rates of return as of the date of grant of 5.8% based on the yield of the U.S. Treasury securities nearest in life to the average expected lives at the date of grant.

    Warrants. At June 2, 2001 the Company had 259,925 warrants outstanding which were issued to stockholders of Barry's Jewelers, Inc as a part of the Company's Reorganization. Beginning October 2, 1998, the warrants are exercisable over a five-year period with strike prices ranging from $19.69 to $24.00 per share. The Company has an option that, upon the occurrence of certain transactions, allows the Company to call the warrants at a price equal to the greater of $0.20 or the net exercise value (i.e., the difference between the fully diluted market price of the common stock and the strike price of the warrant.) The warrants expire on October 2, 2003.

    401(k) Retirement Plan. The Predecessor's Board of Directors adopted a qualified 401(k) retirement plan effective June 1, 1995. Substantially all full-time employees of the Company, age 21 and older, are eligible to participate in the Company's 401(k) plan beginning the first day of the month following the date of employment. Employees may elect to contribute 1% to 15% of their compensation, subject to certain IRS limitations. Effective June 1, 1999, the plan was amended, changing its name to Samuels 401(k) Plan, changing the plan record keeper, changing the eligibility period to the first day of the month following the date of employment, and changing the plan year to a calendar year. Employer matching contributions are determined annually by the Board of Directors. The Board of Directors agreed to match contributions for calendar year 1998 and 1999 at $0.50 per dollar of contribution up to a 6% deferral rate. The Board of Directors agreed to match contributions for calendar year 2000 at $.07 per dollar of contribution up to a 6% deferral rate. The Board of Directors decided not to match contributions for calendar year 2001. The match can be made in dollars or in the form of Company stock valued as of the last day of the Plan Year. Participants are partially vested in employer matching contributions after two years and fully vested after five years of employment with the Company. Employer contributions were $0, $51, and $186 for calendar 2001, 2000, and 1999, respectively.

    Employee Incentive Stock Grant. On October 2, 1998, the Company issued 250,000 restricted shares of common stock to certain key executives as part of their employment agreements provided for in the Plan of Reorganization. These grants vest 25% per year, commencing on the grant date and each of the first three anniversaries thereof. At June 1, 2002, all of these shares were vested. As a result of these grants, the Company recognized deferred compensation expense in the amount of $0.4 million for Fiscal 2002. The deferred compensation expense has now been fully recognized over the vesting period.

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

The Company conducted the private offering and sold the 2,795,940 shares under an exemption from registration of such shares under the Securities Act of 1933, as amended (the "Securities Act"), provided in Section 4(2) of the Securities Act and pursuant to Rule 506 under Regulation D under the Securities Act. As part of the purchase agreements for such sales of common stock, the Company agreed to register such stock under the Securities Act of 1933, as amended, for resale pursuant to a shelf registration statement. This registration has not yet occurred.

    Notes Receivable. As part of the employment agreements for certain key executives, the Company made loans, and agreed to issue more loans as shares vest, to help defray the tax expense of the stock grants. These notes bear interest at the applicable federal short-term rate when issued and are payable in quarterly installments over the stock's three-year vesting schedule. If, however, the executive is employed on the quarterly due date, a bonus in the amount of the principal then due is then payable. The deferred compensation expense was amortized over the remaining vesting period. As of June 1, 2002, the aggregate outstanding amount under these notes was $0.1 million, which is shown as an offset of stockholders' deficiency on the balance sheet.

    In July 2000, as part of the purchase by certain officers of the Company in a private placement of the Company's common stock, the Company permitted officers to purchase common stock in return for a combination of cash and a promissory note for up to 90% of such officer's purchase price of the common stock. The total amount of notes issued was $1.6 million. The notes are 100% recourse as to accrued interest and range from 25% to 33% recourse as to principal. The notes require payment in full by the seventh anniversary of the date of the amount of the respective loan, and the related accrued interest, for the purchase price of the common stock. The notes accrue interest at a rate per annum equal to the federal mid-term rate of interest published by the U.S. Treasury in accordance with IRC Section 1274(d). The notes require a mandatory annual prepayment of the principal and accrued interest on the respective note in an amount equal to the lesser of 25% of the pre-tax amount of any cash bonus paid by the Company to the respective officer or the sum of accrued and unpaid interest owing on the respective note plus the unpaid principal amount outstanding on the note. Each officer may elect for one year in the seven-year period to omit the inclusion of the unpaid principal amount outstanding on the note under the foregoing calculation. The notes permit the suspension of the payment of the applicable prepayment amounts as long as an officer has made sufficient deferrals of amounts from the officer's base salary and any bonuses under the Company's Deferred Compensation Plan to equal the prepayment amounts that are being suspended. The Deferred Compensation Plan provides for the withholding of a percentage of an eligible employee's base salary and any bonus for a period not to exceed the seven-year anniversary of the date of the first deferral under the plan. During Fiscal 2002 these notes were written down by $0.7 million to reduce the balance of notes for holders that are no longer employed by the Company to the recourse amount to reflect management's estimate of the realizable value. The notes are recorded on the balance sheet as a $1.0 million offset to stockholders' equity (deficiency). There have been no payments made on the notes arising from the purchase of the Company's common stock. The total amount withheld under the Company's Deferred Compensation Plan during Fiscal 2002 and 2001 were $2 thousand and $44 thousand respectively.

9. IMPAIRMENT, ASSET DISPOSAL AND OTHER EXPENSES

    During Fiscal 2002, as part of the Company's continued repositioning strategy, the Company recorded $4.0 million for costs associated with the closure of 39 under performing stores. These costs include loss on disposal of assets for assets not previously impaired, payments made to landlords for lease terminations and costs associated with conducting store liquidation events. During Fiscal 2002, these stores had net sales of approximately $15.9 million.

    The Company also reviewed the expected future cash flows from property and equipment associated with its retail stores and during the fourth quarter of Fiscal 2002 recorded a loss of $1.4 million for the impairment of assets at 10 stores.

    The Company also recorded a loss of $0.1 million in the fourth quarter of Fiscal 2002 for the disposal of computer equipment and software that was deemed to be no longer of use.

    During Fiscal 2001, as part of its repositioning strategy the Company closed 38 under-performing stores. As a result of these closures the Company recorded approximately $2.4 million in expenses including the loss on disposal of assets and payments made to landlords for lease terminations. Amounts associated with these closures are included in impairment, asset disposal and expenses for the year ended June 2, 2001. During Fiscal 2001, these stores had net sales of approximately $12.0 million.

    The charges related to these store closings are summarized as follows (in thousands):


Fiscal 2001 activity:
        Beginning liability         $    --
        Charges                       2,350
        Payments                       (435)
        Non-cash deduction           (1,522)
                                    -------
        Ending liability                393

Fiscal 2002 activity:
        Charges                       3,972
        Payments                     (2,878)
        Non-cash deduction             (374)
                                    -------
        Ending liability            $ 1,113
                                    =======


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

    The Company reviewed the expected future cash flows from property and equipment associated with its retail stores. As a result of recent trends, the Company recognized a loss of $3.3 million during the fourth quarter of Fiscal 2001 for the impairment of assets at 39 stores.

    The Company also recorded a charge of $1.1 million for costs related to the purchase of C & H Rauch during the fourth quarter of Fiscal 2001.

10. SUBSEQUENT EVENTS

    On June 15, 2002, the Company entered into the second amendment of the junior security agreement. The amendment extended the agreement until June 30, 2003. The amendment also reduced the principal amount available under the agreement from $29.3 million to $28.3 million, capitalized and added to the principal amounts outstanding all accrued interest due and payable at the date of the amendment and reduced the interest rate to 20% per annum. As part of the amendment, any future monthly cash interest payments not made will also be capitalized and added to the principal amount outstanding.

    On June 3, 2002, the Company was allowed to advance amounts in excess of the percentage of its eligible inventory as specified in the second amendment to the senior revolving credit facility. The agent and lenders have agreed to advance the funds, on a daily basis in accordance with the amended agreement. Advances in excess of eligible inventory percentages must be repaid to the lenders upon three business days notice from the agent requesting that such amounts be repaid. In the event that the Company does not make such payment, then an event of default shall be deemed to have occurred. The agent and lenders have continued to make daily overadvances of funds through the date of this filing, however, there is no assurance that overadvances will be available in the future. See "Notes to Financial Statements -- 5. Notes Payable."

11. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

    Unaudited quarterly results for the years ended June 1, 2002 and June 2, 2001 were as follows (amounts in thousands except per share data):


                                   FISCAL 2002
                           FOR THE THREE MONTHS ENDED


                                June 1,       March 2,      December 1,    September 1,
                                 2002           2002           2001           2001
                               --------       --------      -----------    ------------
Net Sales .................    $ 21,717       $ 50,228       $ 26,511       $ 23,551
Gross margin ..............       4,827         15,277          7,633          6,533
Net loss (1) ..............      (9,832)        (1,886)        (9,140)        (6,164)
Loss per share:
   Basic and diluted ......    $  (1.23)      $  (0.24)      $  (1.14)      $  (0.78)

                                   FISCAL 2001
                           FOR THE THREE MONTHS ENDED


                                     June 2,       March 3,    December 2,   September 2,
                                      2001          2001          2000           2000
                                    --------       -------     -----------   ------------
Net Sales ....................      $ 26,773       $57,359      $ 34,381       $ 29,531
Gross margin .................         7,748        21,955         8,545          9,194
Net earnings (loss) (2) ......       (30,874)        2,001       (10,948)        (6,211)
Earnings (loss) per share:
   Basic and diluted .........      $  (3.87)      $  0.25      $  (1.37)      $  (0.86)


(1) The Company recognized a loss of $1.4 million during the fourth quarter of Fiscal 2002 for the impairment of assets at 10 stores.

(2) The Company wrote-off the total net book value of its goodwill associated with the purchase of C&H Rauch and its reorganization value in excess of amounts allocated to identifiable assets in the amount of $17.1 million in the fourth quarter of Fiscal 2001. Amortization of these intangible assets in Fiscal 2001 was $2.3 million. The Company also recognized a loss of $3.3 million during the fourth quarter of Fiscal 2001 for the impairment of assets at 39 stores.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Samuels Jewelers, Inc.
Austin, Texas

We have audited the financial statements of Samuels Jewelers, Inc., as of June 1, 2002 and June 2, 2001, and the related statements of operations, stockholders' equity (deficiency) and cash flows for each of the three years in the period ended June 1, 2002, and have issued our report thereon dated August 28, 2002, which report expresses an unqualified opinion and includes an explanatory paragraph relating to substantial doubt about the Company's ability to continue as a going concern (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule listed in the Index at Item 15 of this Annual Report on Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/  DELOITTE & TOUCHE LLP

Dallas, Texas
August 28, 2002

                                   SCHEDULE II
                             SAMUELS JEWELERS, INC.

                         VALUATION & QUALIFYING ACCOUNTS
                                 (in thousands)


                                             BALANCE AT                             BALANCE AT
                                             BEGINNING                                 END OF
                                             OF PERIOD    ADDITIONS    DEDUCTIONS      PERIOD
                                             ----------   ---------    ----------   ----------
YEAR END 2002:
  Allowance for doubtful accounts ......      $ 4,800      $ 6,547      $ (5,869)     $ 5,478
  Inventory valuation allowance ........      $    --      $   497      $     --      $   497
  Deferred tax valuation allowance .....      $40,470      $10,102      $     --      $50,572

YEAR END 2001:
  Allowance for doubtful accounts ......      $ 3,434      $ 6,040      $ (4,674)     $ 4,800
  Inventory valuation allowance ........      $   460      $    --      $   (460)     $    --
  Deferred tax valuation allowance .....      $20,758      $19,712      $     --      $40,470

YEAR END 2000:
  Allowance for doubtful accounts ......      $ 5,120      $ 5,076      $ (6,762)     $ 3,434
  Inventory valuation allowance ........      $ 5,336      $   700      $ (5,576)     $   460
  Deferred tax valuation allowance .....      $33,332      $    --      $(12,574)     $20,758


---------------

                                INDEX TO EXHIBITS


   Exhibit No.                                    Exhibit
   -----------                                    -------
2.1              Order Confirming Original Disclosure Statement and Plan of
                    Reorganization, Dated April 30, 1998, Proposed by Barry's
                    Jewelers, Inc., as modified, dated September 16, 1998 (with
                    Plan attached).(1)

3.1              Certificate of Incorporation of Samuels Jewelers, Inc.(1)

3.2              Bylaws of Samuels Jewelers, Inc.(1)

10.1(a)          Loan and Security Agreement, dated as of October 1, 2001, among
                    Samuels Jewelers, Inc., the financial institutions listed on the signature pages thereof and DDJ Capital Management, LLC as agent for the lenders.(2)

10.1(b)          First Amendment to Loan and Security Agreement, dated as of
                    November 12, 2001, among Samuels Jewelers, Inc., the lenders party thereto and DDJ Capital Management, LLC as agent for the lenders.(3)

10.1(c)          Second Amendment to Loan and Security Agreement, dated as of May
                    31, 2002, among Samuels Jewelers, Inc., the lenders party
                    thereto and DDJ Capital Management, LLC as agent for the
                    lenders.(4)

10.2(a)          Loan Agreement, dated as of April 30, 2001, among Samuels
                    Jewelers, Inc., the lender party thereto and DDJ Capital
                    Management, LLC as agent for the lenders.(5)

10.2(b)          First Amendment to Loan Agreement, dated as of November 12, 2001, among Samuels Jewelers, Inc., the lenders party thereto and DDJ
                    Capital Management, LLC as agent for the lenders.(3)

10.3             Junior Security Agreement, dated as of April 30, 2001, dated as of
                    April 30, 2001, among Samuels Jewelers, Inc., the lenders party thereto and DDJ Capital Management, LLC as agent for the
                    lenders.(5)

10.4             Private Label Credit Card Agreement between World Financial
                    Network National Bank and Samuels Jewelers, Inc. dated as of
                    July 27, 1999.(6)

10.5             Purchase and Sale Agreement between World Financial Network
                    National Bank and Samuels Jewelers, Inc. dated as of July 27,
                    1999.(6)

10.6             Registration Rights Agreement, dated as of June 21, 2000, by and among Samuels Jewelers, Inc., Weil, Gotshal & Manges LLP, B III
                    Capital Partners, L.P. and B III-A Capital Partners, L.P.(7)

10.7             Form of Samuels Jewelers, Inc. Stock Purchase Agreement for
                    private placement in July 2000 of common stock with officers of
                    Samuels Jewelers, Inc.(7)

10.8             Samuels Jewelers, Inc. Deferred Compensation Plan.(7)

10.9             Samuels Jewelers, Inc. 1998 Stock Option Plan.(8)

10.10            Samuels Jewelers, Inc.  1998 Stock Option Plan for Non-Employee
                    Directors.(9)

10.11            Settlement and Termination Agreement, dated as of April 17, 2002, by and between Samuels Jewelers, Inc. and Wilkerson &
                    Associates.(4)

10.12            Written description of compensatory arrangement between Samuels
                    Jewelers, Inc. and David B. Barr, Chairman of the Board.(4)

10.13            Written description of compensatory arrangement between Samuels
                    Jewelers, Inc. and Randy N. McCullough, President and Chief
                    Executive Officer.(4)

10.14               Written description of compensatory arrangement between Samuels
                    Jewelers, Inc.

                 and Robert J. Herman, Vice-President Finance.(4)

10.15            Written description of compensatory arrangement between Samuels
                    Jewelers, Inc. and Directors.(4)

23.1             Consent of Independent Auditors.(4)


------------------------------

(1) Incorporated by reference to the Company's Current Report on Form 8-K filed October 6, 1998.

(2) Incorporated by reference to the Company Quarterly Report on Form 10-Q for the quarter ended September 1, 2001.

(3) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 1, 2001.

(4) Filed herewith.

(5) Incorporated by reference to the Company's Current Report on Form 8-K filed July 19, 2001.

(6) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended May 29, 1999.

(7) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 3, 2000.

(8) Incorporated by reference to Annex A of the Company's Proxy Statement on
    Schedule 14A dated October 21, 1998.

(9) Incorporated by reference to Annex B of the Company's Proxy Statement on
    Schedule 14A dated October 21, 1998.