Form 10-Q
period 2002-08-31
SAMUELS JEWELERS INC
filed 2002-10-15
CIK 790360

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT to SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


 For the quarterly period ended August 31, 2002. Commission File Number 0-15017


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

As of October 14, 2002, the Registrant had 8,052,726 shares of common stock, par value $.001 per share, outstanding.

                             SAMUELS JEWELERS, INC.

                                    FORM 10-Q

                                      INDEX



                                                                                                   PAGES
PART I            FINANCIAL INFORMATION (unaudited)

                  ITEM 1.  Financial Statements
                           Balance Sheets                                                             3

                           Statements of Operations                                                   4

                           Statements of Cash Flows                                                   5

                           Notes to Financial Statements                                              6


                  ITEM 2.  Management's Discussion and Analysis of Financial Condition
                           and Results of Operations                                                 12

                  ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk                 17

                  ITEM 4.  Controls and Procedures                                                   17

PART II           OTHER INFORMATION

                  ITEM 1.  Legal Proceedings                                                         18

                  ITEM 2.  Changes in Securities                                                     18

                  ITEM 3.  Defaults Upon Senior Securities                                           18

                  ITEM 4.  Submission of Matters to a Vote of Security Holders                       18

                  ITEM 5.  Other Information                                                         18

                  ITEM 6.  Exhibits and Reports on Form 8-K                                          18

ITEM 1.
PART I
                             SAMUELS JEWELERS, INC.
                                 BALANCE SHEETS
              (unaudited, amounts in thousands, except share data)

                                                                                  August 31, 2002        June 1, 2002
                                                                                  ---------------        ------------
                                Assets
Current assets:
   Cash and cash equivalents                                                        $        762         $      1,154
   Accounts receivable, net                                                                1,264                1,480
   Merchandise inventories                                                                28,433               28,526
   Prepaid expenses and other current assets                                               2,102                1,166
                                                                                    ------------         ------------
Total current assets                                                                      32,561               32,326

Property and equipment:
   Leasehold improvements, furniture and fixtures                                         22,115               21,958
   Computers and equipment                                                                 6,577                6,562
                                                                                    ------------         ------------
                                                                                          28,692               28,520
Less: accumulated depreciation and amortization                                           13,549               12,571
                                                                                    ------------         ------------
Net property and equipment                                                                15,143               15,949

Other assets                                                                                 228                  255
                                                                                    ------------         ------------

Total assets                                                                        $     47,932         $     48,530
                                                                                    ============         ============

           Liabilities and Stockholders' Equity (Deficiency)
Current liabilities:
   Notes payable                                                                    $     53,836         $      2,200
   Accounts payable - trade                                                                7,685                9,421
   Other accrued liabilities                                                              10,027                9,894
   Accrued interest                                                                        1,152                5,038
                                                                                    ------------         ------------
Total current liabilities                                                                 72,700               26,553

Notes payable                                                                                  7               41,594

Stockholders' equity (deficiency):
   Common stock; $.001 par value; authorized 20,000,000 shares;
      Issued and outstanding, 8,052,726 shares at August 31, 2002,
      8,052,726 at June 1, 2002                                                                8                    8
   Additional paid-in capital                                                             64,280               64,280
   Notes receivable                                                                       (1,130)              (1,130)
   Accumulated deficit                                                                   (87,933)             (82,775)
                                                                                    ------------         ------------
Total stockholders' equity (deficiency)                                                  (24,775)             (19,617)
                                                                                    ------------         ------------
Total liabilities and stockholders' equity                                          $     47,932         $     48,530
                                                                                    ============         ============

                       See Notes to Financial Statements.

                             SAMUELS JEWELERS, INC.
                            STATEMENTS OF OPERATIONS
                  (amounts in thousands, except per share data)
                                   (unaudited)


                                                               Three Months        Three Months
                                                                 Ended                Ended
                                                                August 31,         September 1,
                                                                  2002                2001
                                                               ------------        ------------
Net sales                                                      $    20,416         $    23,551

Costs and expenses:
   Cost of goods sold, buying and occupancy                         14,632              17,018
   Selling, general and administrative expenses                      6,448               8,621
   Provision for doubtful accounts                                   1,264                 905
   Depreciation and amortization                                       978               1,143
   Asset impairment                                                     --                 319
                                                               -----------         -----------
                                                                    23,322              28,006

Operating loss                                                      (2,906)             (4,455)
Interest expense, net                                                2,252               1,709
                                                               -----------         -----------

Loss before income taxes                                            (5,158)             (6,164)
Income taxes                                                            --                  --
                                                               -----------         -----------

Net loss                                                       $    (5,158)        $    (6,164)
                                                               ===========         ===========


Basic and diluted loss per share                               $     (0.64)        $     (0.78)
                                                               ===========         ===========
Weighted average shares outstanding                                  8,053               7,912
                                                               ===========         ===========

                       See Notes to Financial Statements.

                             SAMUELS JEWELERS, INC.
                            STATEMENTS OF CASH FLOWS
                             (amounts in thousands)
                                   (unaudited)


                                                                      Three Months        Three Months
                                                                         Ended               Ended
                                                                       August 31,         September 1,
                                                                          2002                2001
                                                                      ------------        ------------

Operating activities:
Net loss                                                               $   (5,158)        $   (6,164)
Adjustments to reconcile net loss to net cash used in
   operating activities:
   Depreciation and amortization                                              978              1,143
   Provision for doubtful accounts                                          1,264                905
   Interest expense converted to notes payable                              1,102                 --
   Impairment charges                                                          --                319
Change in operating assets and liabilities:
   Accounts receivable                                                     (1,048)               785
   Merchandise inventories                                                     93              4,177
   Prepaid expenses and other current assets                                 (936)             1,356
   Other assets                                                                27                102
   Accounts payable - trade                                                (1,736)              (767)
   Other accrued liabilities                                                  133             (4,967)
   Accrued interest                                                           645                558
                                                                       ----------         ----------
Net cash used in operating activities                                      (4,636)            (2,553)

Investing activities:
Purchase of property and equipment                                           (172)               (40)
                                                                       ----------         ----------
Net cash used in investing activities                                        (172)               (40)

Financing activities:
Net borrowings under revolving credit facility                              4,422              2,597
Borrowings (payments) under notes payable                                      (6)                67
                                                                       ----------         ----------
Net cash provided by financing activities                                   4,416              2,664

Increase (decrease) in cash                                                  (392)                71

Cash and cash equivalents at beginning of period                            1,154              1,148
                                                                       ----------         ----------
Cash and cash equivalents at end of period                             $      762         $    1,219
                                                                       ==========         ==========

Supplemental disclosure of cash flow information:

Cash paid during the period for:
   Interest                                                            $      504         $    1,150
   Income taxes                                                        $       --         $       --
Non-cash financing activities:
   Accrued interest converted to notes payable                         $    4,531         $       --

                       See Notes to Financial Statements.

                             SAMUELS JEWELERS, INC.
                          NOTES TO FINANCIAL STATEMENTS
              (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

1. HISTORY AND BASIS OF PRESENTATION

HISTORY

Samuels Jewelers, Inc. ("Samuels" or the "Company") operates a national chain of specialty retail jewelry stores located in regional shopping malls, power centers, strip centers and stand-alone stores. The Company sells fine jewelry in a wide range of styles and prices, with a principal emphasis on diamond and gemstone jewelry. As of August 31, 2002, the Company operated 124 retail jewelry stores in 19 states. The Company also sells jewelry online at SamuelsJewelers.com. The Company currently operates under the following four tradenames: "Samuels", "C&H Rauch", "Schubach" and "Samuels Diamonds". Measured by the number of retail locations, the Company is the eighth largest specialty retailer of fine jewelry in the country.

The Company takes its name, "Samuels Jewelers", from a chain of stores operated by its corporate predecessor, Barry's Jewelers, Inc. (the "Predecessor"), in the San Francisco Bay area. The Samuels chain, founded in 1891, blends a rich tradition of providing an excellent selection of fine jewelry with outstanding customer service. Since 1998 the Company has consolidated the number of trade names under which it operates from fourteen to four.

The Company was created in August, 1998 for the purpose of acquiring the assets of the Predecessor as part of the Predecessor's Plan of Reorganization (the "Plan") which was confirmed by the U.S Bankruptcy Court on September 16, 1998, and consummated on October 2, 1998 (the "Reorganization"). On October 2, 1998, as part of its plan of reorganization, the Predecessor was merged with and into Samuels.

BASIS OF PRESENTATION

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

The unaudited financial statements, accompanying this report, have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses from operations, has a total stockholders' deficiency and has negative working capital. The Company's existing financing, under its senior revolving credit facility and junior loan agreement, expires in June 2003. Management's plan, to continue as a going concern, consists of obtaining sufficient financing to replace the Company's financing arrangements that expire in June 2003 and improving its profitability by reviewing and improving store operating margins and overhead expenditures. Management believes that these improvements, coupled with new financing, will be sufficient to meet the Company's cash flow needs. However, there is no assurance that financing will be available in the future, and if available, at terms and conditions agreeable to the Company. Should the Company be unable to obtain financing the Company may be unable to continue as a going concern for a reasonable period of time. The accompanying unaudited financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

There were no components of comprehensive income other than net income.

Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending May 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 1, 2002.

Each fiscal year of the Company ends on the Saturday closest to May 31. The first quarter of Fiscal 2003 consisted of the thirteen weeks ended August 31, 2002. The first quarter of Fiscal 2002 consisted of the thirteen weeks ended September 1, 2001.

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

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets," which is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company is currently evaluating the provisions of SFAS
144. The Company's adoption of SFAS 144 did not have a material effect on the Company's financial position or results of operations.

In April 2002, the Financial Accounting Standards Board issued SFAS No.145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement requires, among other things, that gains and losses on the early extinguishment of debt be classified as extraordinary only if they meet the criteria for extraordinary treatment set forth in Accounting Principles Board Opinion No. 30. The provisions of this statement related to classification of gains and losses on the early extinguishment of debt are effective for fiscal years beginning after May 15, 2002. The Company's adoption of SFAS 145 did not have a material effect on the Company's financial position or results of operations.

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

2. NOTES PAYABLE

On October 1, 2001 the Company replaced its former revolving credit facility, which expired as of such date, by entering into a $20.0 million senior revolving credit facility with lenders represented by DDJ Capital Management, LLC, a controlling stockholder, acting as their agent. The lenders under this new $20.0 million senior revolving credit facility are committed to make revolving advances to the Company in amounts determined based on percentages of eligible inventory. The annual rate of interest under the $20.0 million senior revolving credit facility is 12.0% per annum. Interest charges are payable monthly. Upon the occurrence and during the continuation of any event of default under the senior revolving credit facility, all obligations will bear interest at 15.0% per annum. As collateral for all obligations to the lenders under the senior revolving credit facility, the Company granted a first priority perfected security interest in and to substantially all of its owned or thereafter acquired assets, both tangible and intangible. The senior revolving credit facility contains covenants which include: meeting a minimum level of tangible net worth, meeting a minimum amount of earnings before interest, taxes, depreciation and amortization ("EBITDA"), and not exceeding a defined level of capital expenditures. The financing agreement also prohibits the payment of dividends.

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

As of August 31, 2002, the Company had borrowings of $17.7 million outstanding under the revolving credit facility with additional credit available of approximately $2.3 million under the terms of the agreement. As of August 31, 2002, the Company was in compliance with all terms of the financing agreement.

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

As of August 31, 2002 the Company had direct borrowings of $34.0 million outstanding under the junior loan agreement which includes $5.6 million of unpaid interest which has been added to the junior loan balance during the first quarter. As of August 31, 2002, the Company had no additional credit available under this facility. As of August 31, 2002 the accrued and unpaid interest that has not been capitalized under this loan agreement was $0.6 million. There are no financial covenants included in the junior loan agreement, however, the Company is in compliance with all operating covenants.

Both the senior secured revolving credit facility and the junior loan agreement were amended as of November 12, 2001, to provide additional description of other liens permitted on the Company's property.

In conjunction with the Company's acquisition of C & H Rauch, Inc., a Kentucky corporation ("Rauch"), in November 1999, the Company issued three promissory notes due and payable for $2.0 million each in January 2000, 2001 and 2002, respectively. The first promissory note, due January 2000, has been paid. The two remaining notes have a stated interest rate of 7% per annum with interest due and payable beginning January 15, 2000 and on each successive six-month anniversary thereafter until the notes are paid in full. The Company has not paid the January 2001 installment. The holders of the promissory note for payment in January 2001 have brought an action for payment thereon. The Company intends to defend the action based upon rights it negotiated as part of the purchase of C&H Rauch, Inc. See "Notes to Financial Statements - 4. Litigation." Samuels may offset its payment obligations under these notes to the extent and in the event any liabilities arise that were not accounted for and not disclosed in the unaudited balance sheet of Rauch as of October 31, 1999. Accordingly, the Company has recorded an accounting offset of $1.8 million against the note payable. Upon the occurrence and during the continuation of an event of default under the notes, Samuels' payment obligations may bear interest at a per annum rate of 15%.

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

On October 3, 2002, an arbitrator ruled, as part of a dispute between the Company and its former chief financial officer, E. Peter Healey, relating to Mr. Healey's termination of employment with the Company, that Mr. Healey remained obligated to pay the Company approximately $0.3 million (which such amount includes accrued interest through September 19, 2002) in connection with the promissory note he provided to the Company as part of the stock purchase.

On October 2, 1998, the Company issued 250,000 restricted shares of common stock to certain key executives as part of their employment agreements provided for in the Plan of Reorganization. These grants vest 25% per year, commencing on the grant date and each of the first three anniversaries thereof. The Company made loans, and agreed to issue more loans as shares vest, to help defray the tax expense of the stock grants. These notes bear interest at the applicable federal short-term rate when issued and are payable in quarterly installments over the three-year vesting schedule. If, however, the executive is employed on the quarterly due date, a bonus in the amount of the principal then due is then payable. The deferred compensation expense is amortized over the remaining vesting period. As of August 31, 2002, the aggregate outstanding amount under these notes was approximately $0.2 million, which is shown as an offset of stockholders' equity on the balance sheet.

On October 3, 2002, an arbitrator ruled, as part of a dispute between the Company and its former chief financial officer, E. Peter Healey, relating to Mr. Healey's termination of employment with the Company, that Mr. Healey was obligated to pay the Company approximately $0.1 million together with interest thereon in connection with the payment of the tax expenses relating to the issuance of a portion of the restricted shares to him.

4. LITIGATION

On August 16, 2001, Harry S. Cohen and Steven D. Singleton, the former owners of all of the issued and outstanding stock of Rauch, filed an action against the Company in the Kentucky Circuit Court of Fayette County, Kentucky seeking the payment of $2,475,000 pursuant to a promissory note for payment in January 2001 that was executed and delivered to them by the Company as part of the purchase price paid by the Company in the acquisition of Rauch. The Company is currently proceeding with a defense of such action and intends to continue to defend the suit vigorously based upon its belief that any payment under such note is subject to rights that it negotiated as part of such note and the other transaction documents for such acquisition. See "Notes to Financial Statements -
2. Notes Payable."

On October 3, 2002, the arbitrator ruled in the proceeding between the Company and its former chief financial officer, E. Peter Healey relating to Mr. Healey's termination of employment with the Company, by denying Mr. Healey's claim for breach of contract arising from the termination of his employment and granting the Company's counterclaim for breach of contract relating to Mr. Healey's failure to pay back the Company outstanding monies relating to the tax notes issued in connection with the Company's issuance of restricted shares to him, as well as a promissory note he had provided to the Company in connection with a purchase of common stock of the Company in July 2000. See "Notes to Financial Statements - 5. Subsequent Event."

Additionally, the Company is from time to time involved in routine litigation incidental to the conduct of its business. Based upon discussions with legal counsel, management believes that its litigation currently pending will not have a material adverse effect on the Company's financial position, results of operations or cash flows. However, these matters involve uncertainties and future developments could result in adjustments to managements current estimates.

5. SUBSEQUENT EVENT

On October 3, 2002, an arbitrator ruled in favor of Samuels Jewelers, Inc. (the "Company") in E. Peter Healey v. Samuels Jewelers, Inc., No. 70 160 0034 01, before the American Arbitration Association sitting in Austin, Texas. Mr. Healey, a former chief financial officer of the Company, claimed that the Company had terminated him without cause from his position in late 2001 and, thus, owed him approximately $1 million, plus attorneys fees and costs, as severance under his employment contract. The Company claimed that Mr. Healey actually resigned without good reason and, in the alternative, that the Company had good cause to terminate Mr. Healey.

The arbitrator ruled that Mr. Healey resigned from his employment with the Company without good reason, and that the Company had good cause to terminate Mr. Healey's employment.

In addition to denying Mr. Healey's claim for payment of amounts relating to severance, the arbitrator ruled in favor of the Company on its counterclaims relating to outstanding payments Mr. Healey owes to the Company. These amounts consist of approximately $0.2 million (which such amount includes accrued and unpaid interest through September 19, 2002) relating to amounts Mr. Healey had borrowed from the Company to pay taxes relating to a grant of restricted stock that the Company had provided to Mr. Healey in October 1998 and approximately $0.3 million (which such amount includes accrued and unpaid interest through September 19, 2002) relating to an amount that Mr. Healey had borrowed from the Company in July 2000 in order to purchase shares of common stock of the Company.

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

OVERVIEW. The following discussion presents information about the financial condition, liquidity and capital resources, and results of operations of the Company as of and for the quarters ended August 31, 2002 and September 1, 2001. This information should be read in conjunction with the audited financial statements of the Company and the notes thereto as reported on the Company's Annual Report on Form 10-K for the fiscal year ended June 1, 2002.

STORE ACTIVITY

The following table sets forth selected store data with respect to the quarters ended August 31, 2002 and September 1, 2001:

                                                                                   August 31           September 1
                                                                                      2002                 2001
                                                                                  ------------         ------------
              Number of stores at beginning of quarter ...................                 125                  164
                Acquired during the quarter ..............................                  --                   --
                Opened during the quarter ................................                  --                   --
                Closed during the quarter ................................                   1                   --
                                                                                  ------------         ------------
                        Total at quarter end .............................                 124                  164
                                                                                  ============         ============

              Percentage increase (decrease) in sales of
                comparable stores ........................................                 0.5%               (11.8)%
              Average sales per comparable store  (in thousands) .........        $        163         $        161
              Private label credit sales mix .............................                39.3%                34.7%
              Equivalent store weeks .....................................               1,620                2,132
              Equivalent weekly average store sales (in thousands) .......        $       12.5         $       11.0


RESULTS OF OPERATIONS

Net sales for the quarter ended August 31, 2002 were $20.4 million, a decrease of $3.2 million, or 13.6%, as compared to net sales of $23.6 million for the quarter ended September 1, 2001. Equivalent store weeks were 1,620 for the quarter this year as compared to 2,132 for the quarter last year. Equivalent weekly sales were $12.6 thousand for the quarter ended August 31, 2002 as compared to $11.0 thousand for the quarter ended September 1, 2001. This 13.6% increase in equivalent weekly sales is primarily due to the closure of 39 under-performing stores during the year ended June 1, 2002. Comparable store sales (the 124 stores open for the same period in both the current and preceding year) were relatively unchanged at $20.2 million during the quarter this year as compared to $20.1 million for the same period last year, an increase of $0.1 million, or 0.5%.

Cost of goods sold, buying and occupancy expenses were $14.6 million for the quarter ended August 31, 2002, as compared to $17.0 million for the same quarter last year. The decrease in cost of goods sold, buying and occupancy expenses of $2.4 million resulted primarily from the decrease in the number of stores in operation in the quarter this year as compared to last year. Cost of goods sold, buying and occupancy expenses were 71.6% of net sales for the quarter ended August 31, 2002 and 72.0% of net sales for the prior year period.

Selling, general and administrative expenses were $6.4 million for the quarter ended August 31, 2002, as compared to $8.6 million in the same quarter last year. The $2.2 million decrease is due to the overall decrease in the number of stores in operation in the current year quarter as compared to last year and cost savings initiatives implemented by management. Selling, general and administrative expenses as a percentage of net sales were 31.4% for the quarter ended August 31, 2002 and 36.4% for the quarter ended

September 1, 2001. The improvement as a percentage of net sales resulted primarily from the implementation of the aforementioned cost saving initiatives.

The provision for doubtful accounts was $1.3 million for the quarter ended August 31, 2002, an increase of $0.4 million, or 44.4%, from $0.9 million for the quarter ended September 1, 2001. The increase resulted primarily from higher private label credit losses incurred due to current trends within the credit industry which are the result of generally weaker economic conditions experienced during the past year.

Depreciation and amortization was $1.0 million for the quarter ended August 31, 2002, a decrease of $0.1 million, or 9.1%, from $1.1 million for the quarter ended September 1, 2001. The decrease is primarily the result of the reduction in the number of stores in operation.

Net interest expense was $2.3 million for the quarter ended August 31, 2002, an increase of $0.6 million, or 35.3%, from $1.7 million for the quarter ended September 1, 2001. This increase is due to the higher levels of debt in the current year quarter as compared to last year.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL. The Company's operations require working capital for funding the purchase of inventory, making lease payments and funding of normal operating expenses. The seasonality of the Company's business requires a significant build-up of inventory for the Christmas holiday selling period.

As of August 31, 2002, owned inventory was $28.4 million as compared to $28.5 million of owned inventory as of June 1, 2002.

The Company reported cash flow used in operating activities of $4.6 million for the quarter ended August 31, 2002, as compared to cash flow used in operating activities of approximately $2.6 million for the comparable period last year. The increase in the use of cash flow in operating activities of $2.0 million is primarily due to the increase in accounts receivable after adjusting for the non-cash effect of the provision for doubtful accounts, payments made to trade vendors resulting in a decrease in accounts payable - trade, offset by a decrease in the net loss for the quarter. Additionally, the Company's cash flow used in investing activities during the current quarter increased by $0.1 million as compared to last year. The Company acquired $0.2 million in property and equipment during the quarter, consisting primarily of leasehold improvements associated with the remodeling of two existing stores.

The Company had cash and cash equivalents, none of which was restricted, of $0.8 million as of August 31, 2002, as compared to $1.2 million as of June 1, 2002.

FINANCING TRANSACTIONS. On October 1, 2001 the Company replaced its former revolving credit facility, which expired as of such date, by entering into a $20.0 million senior revolving credit facility with lenders represented by DDJ Capital Management, LLC, a controlling stockholder, acting as their agent. The lenders under this new $20.0 million senior revolving credit facility are committed to make revolving advances to the Company in amounts determined based on percentages of eligible inventory. The annual rate of interest under the $20.0 million senior revolving credit facility is 12.0% per annum. Interest charges are payable monthly. Upon the occurrence and during the continuation of any event of default under the senior revolving credit facility, all obligations will bear interest at 15.0% per annum. As collateral for all obligations to the lenders under the senior revolving credit facility, the Company granted a first priority perfected security interest in and to substantially all of its owned or thereafter acquired assets, both tangible and intangible. The senior revolving credit facility contains covenants which include: meeting a minimum level of tangible net worth, meeting a minimum amount of earnings before interest, taxes, depreciation and amortization ("EBITDA"), and not exceeding a defined level of capital expenditures. The financing agreement also prohibits the payment of dividends.

Immediately preceding the end of the fiscal year ended June 1, 2002, the Company entered into a second amendment to the senior loan agreement. The amendment changed the termination date of the agreement from January 31, 2003 to June 30, 2003 and modified the tangible net worth, minimum EBITDA and capital expenditure limitation covenants. The amendment also allows the lenders to make advances in excess of the amounts determined based on percentages of eligible inventory provided that the total amount of these advances does not exceed $7.0 million and that the aggregate amount of all advances outstanding under the senior revolving credit facility does not exceed the $20.0 million limit. Advances in excess of eligible inventory percentages must be repaid to the lenders upon three business days notice from the agent requesting that such amounts be repaid.

As of August 31, 2002, the Company had borrowings of $17.7 million outstanding under the revolving credit facility with additional credit available of approximately $2.3 million under the terms of the agreement. As of August 31, 2002, the Company was in compliance with all terms of the financing agreement.

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

As of August 31, 2002 the Company had direct borrowings of $34.0 million outstanding under the junior loan agreement which includes $5.6 million of unpaid interest which has been added to the junior loan balance during the first quarter. As of August 31, 2002, the Company had no additional credit available under this facility. As of August 31, 2002 the accrued and unpaid interest that has not been capitalized under this loan agreement was $0.6 million. There are no financial covenants included in the junior loan agreement, however, the Company is in compliance with all operating covenants.

Both the senior secured revolving credit facility and the junior loan agreement were amended as of November 12, 2001, to provide additional description of other liens permitted on the Company's property.

In conjunction with the Company's acquisition of Rauch, the Company issued three promissory notes due and payable for $2.0 million each in January 2000, 2001 and 2002, respectively. The first promissory note, due January 2000, has been paid. The two remaining notes have a stated interest rate of 7% per annum with interest due and payable beginning January 15, 2000 and on each successive six-month anniversary thereafter until the notes are paid in full. The Company has not paid the January 2001 installment. The holders of the promissory note for payment in January 2001 have brought an action for payment thereon. The Company intends to defend the action based upon rights it negotiated as part of the purchase of Rauch. See "Notes to Financial Statements - 4. Litigation." Samuels may offset its payment obligations under these notes to the extent and in the event any liabilities arise that were not accounted for and not disclosed in the unaudited balance sheet of Rauch as of October 31, 1999. Accordingly, the Company has recorded an accounting offset of $1.8 million against the notes payable. Upon the occurrence and during the continuation of an event of default under the notes, Samuels' payment obligations may bear interest at a per annum rate of 15%.

The unaudited financial statements, accompanying this report, have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses from operations, has a total stockholders' deficiency and has negative working capital. The Company's existing financing, under its senior revolving credit facility and junior loan agreement, expires in June 2003. Management's plan, to continue as a going concern, consists of obtaining sufficient financing to replace the Company's financing arrangements that expire in June 2003 and improving its profitability by reviewing and improving store operating margins and overhead expenditures. Management believes that these improvements, coupled with new financing, will be sufficient to meet the Company's cash flow needs. However, there is no assurance that financing will be available in the future, and if available, at terms and conditions agreeable to the Company. Should the Company be unable to obtain financing the Company may be unable to continue as a going concern for a reasonable period of time. The accompanying unaudited financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Allowance for Bad Debt - The Company, under its arrangement with WFN for the sale of its accounts receivable, is responsible for bad debts incurred by the portfolio. Management reviews the current level of aging within the portfolio, historical losses and recent trends to determine its estimate for future losses. If actual economic conditions are less favorable than those assumed by management, additional write-offs within the portfolio could be significant.

Long Lived Assets - The Company periodically reviews its long lived assets for impairment based on future cash flows generated at the store level. Assumptions are made with respect to cash flows generated by the assets based on recently prepared projections. If the Company determines that the carrying value of assets are impaired a loss is recognized during the period. Changes in key estimates or assumptions could result in additional impairment charges that are not anticipated. For example, economic conditions that are worse than management is anticipating might result in additional stores becoming unable to generate positive cash flows. This could result in future write downs of asset carrying values in those stores.

Revenue Recognition - Revenue related to merchandise sales is recognized at the time of sale. Layaway sales are recognized once payment is made in full and the merchandise has been delivered to the customer. Repair revenues are recognized at the time in which service has been performed and the merchandise has been delivered to the customer. Net sales includes extended warranty service agreements which are recognized over the period the services are provided.

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

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to market risk in the form of interest rate changes that may adversely affect its financial position, results of operations and cash flows. As of August 31, 2002, the Company had $17.7 million outstanding under its senior secured revolving line of credit. As of August 31, 2002, the Company had direct borrowings of $34.0 million and approximately $0.6 million of accrued and unpaid interest outstanding under its junior loan agreement. Both the senior secured revolving line and the junior loan agreement are priced with a respective fixed rate. Therefore, an increase or decrease in interest rates would not affect the interest costs relating to these financings. The Company has no interest rate swaps or other hedging facilities relating to its senior secured revolving line of credit or its junior loan agreement.

ITEM 4 CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The Company's principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of a date within ninety days before the filing date of this quarterly report. The Company's principal executive officer and principal financial officer concluded, based on their review, that the Company's current disclosure controls and procedures are effective in providing material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act.

(b) Changes in internal controls. Based upon the Company's management's evaluation of the Company's internal controls there have not been any significant changes to the Company's internal controls. There have been no other factors that could significantly affect these controls subsequent to the date of their evaluation. The Company's management determined there were no significant deficiencies or material weaknesses, thus no corrective actions were necessary.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On August 16, 2001, Harry S. Cohen and Steven D. Singleton, the former owners of all of the issued and outstanding stock of Rauch, filed an action against the Company in the Kentucky Circuit Court of Fayette County, Kentucky seeking the payment of $2,475,000 pursuant to a promissory note for payment in January 2001 that was executed and delivered to them by the Company as part of the purchase price paid by the Company in the acquisition of C & H Rauch, Inc. The Company is currently proceeding with a defense of such action and intends to continue to defend the suit vigorously based upon its belief that any payment under such note is subject to rights that it negotiated as part of such note and the other transaction documents for such acquisition. See "Notes to Financial Statements -
2. Notes Payable."

On December 22, 2000, E. Peter Healey filed an arbitration proceeding with the American Arbitration Association, against the Company in Austin, Texas. In this proceeding, Healey asserts a claim for breach of contract arising from the termination of his employment. The Company also filed counterclaims for breach of contract relating to Healey's failure to pay back the Company outstanding monies relating to certain tax notes as well as a stock purchase note.

On October 3, 2002, the arbitrator denied Mr. Healey's claim for breach of contract arising from the termination of his employment and granted the Company's counterclaim for breach of contract relating to Mr. Healey's failure to pay back the Company outstanding monies relating to certain tax notes issued by the Company in connection with the Company's issuance of restricted shares to him in 1998, as well as a promissory note he had provided to the Company in connection with a purchase of common stock of the Company in July 2000.

Additionally, the Company is from time to time involved in routine litigation incidental to the conduct of its business. Based upon discussions with legal counsel, management believes that its litigation currently pending will not have a material adverse effect on the Company's financial position, results of operations or cash flows. However, these matters involve uncertainties and future developments could result in adjustments to managements current estimates.

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

         Not Applicable

Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits:

                     Exhibit   Description
                     -------   -----------

                       3.1 Certificate of Incorporation of Samuels Jewelers, Inc. (1)

                       3.2     By-Laws of Samuels Jewelers, Inc. (1)

                      10.1 Second Amendment to Loan Agreement, dated as of June 15, 2002, among Samuels Jewelers, Inc., the lenders party thereto and DDJ Capital Management, LLC as agent for the lenders. (2)

         (1) Incorporated by reference to the Company's Current Report on Form 8-K filed October 6, 1998.

         (2)      Filed herewith.

(b)      Reports on Form 8-K:

                      1. Current Report on Form 8-K filed August 30, 2002, reporting in connection with the filing of the Company's Annual Report on Form 10-K for the year ended June 1, 2002 of the certification by the Company's chief executive officer and chief financial officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C 1350).

                      2. Current Report on Form 8-K filed October 15, 2002, reporting the material rulings of the arbitrator in connection with the proceedings between the Company and its former chief financial officer, E. Peter Healey.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            SAMUELS JEWELERS, INC.



October 15, 2002                      By:      /s/ RANDY N. MCCULLOUGH
                                         --------------------------------------
                                                   Randy N. McCullough
                                          President and Chief Executive Officer



October 15, 2002                      By:     /s/ ROBERT J. HERMAN
                                         --------------------------------------
                                                  Robert J. Herman
                                               Vice President--Finance
                                            (Principal Accounting Officer)

                                  CERTIFICATION
                       PURSUANT TO RULES 13a-14 AND 15d-14
            AS PROMULGATED UNDER THE SECURITIES EXCHANGE ACT OF 1934

                             SAMUELS JEWELERS, INC.

I, Randy N. McCullough, certify that:

1. I have reviewed the quarterly report on Form 10-Q of Samuels Jewelers, Inc.;

2. Based on my knowledge, this quarterly report does not contain an untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons fulfilling the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                         /s/ RANDY N. MCCULLOUGH
                                         --------------------------------------
                                         Randy N. McCullough
                                         Chief Executive Officer and President
                                         Samuels Jewelers, Inc.
Dated:  October 15, 2002

                                  CERTIFICATION
                       PURSUANT TO RULES 13a-14 AND 15d-14
            AS PROMULGATED UNDER THE SECURITIES EXCHANGE ACT OF 1934

                             SAMUELS JEWELERS, INC.

I, Robert J. Herman, certify that:

1. I have reviewed the quarterly report on Form 10-Q of Samuels Jewelers, Inc.;

2. Based on my knowledge, this quarterly report does not contain an untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons fulfilling the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                /s/ ROBERT J. HERMAN
                                                -------------------------------
                                                Robert J. Herman
                                                Vice President - Finance
                                                Samuels Jewelers, Inc.
Dated:  October 15, 2002

EXHIBIT INDEX

                  Exhibit   Description
                  -------   -----------

                     3.1    Certificate of Incorporation of Samuels Jewelers,
                            Inc. (1)

                     3.2    By-Laws of Samuels Jewelers, Inc. (1)

                     10.1   Second Amendment to Loan Agreement, dated as of June
                            15, 2002, among Samuels Jewelers, Inc., the lenders party thereto and DDJ Capital Management, LLC as agent for the lenders. (2)

          (1) Incorporated by reference to the Company's Current Report on Form 8-K filed October 6, 1998.

          (2)  Filed herewith.