Form 10-Q
period 2002-11-30
SAMUELS JEWELERS INC
filed 2003-01-14
CIK 790360

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT to SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended November 30, 2002. Commission File Number 0-15017


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES. [X] NO. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES. [ ] NO. [X]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution under a plan confirmed by a court. [X] Yes. [ ] No.

As of January 13, 2003, the Registrant had 8,052,726 shares of common stock, par value $.001 per share, outstanding.

                             SAMUELS JEWELERS, INC.

                                    FORM 10-Q

                                      INDEX



                                                                                                   PAGES
PART I            FINANCIAL INFORMATION (unaudited)

                  ITEM 1.  Financial Statements:
                           Balance Sheets                                                             3

                           Statements of Operations                                                   4

                           Statements of Cash Flows                                                   6

                           Notes to Financial Statements                                              7


                  ITEM 2.  Management's Discussion and Analysis of Financial Condition
                           and Results of Operations                                                 13

                  ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk                 20

                  ITEM 4.  Controls and Procedures                                                   20

PART II           OTHER INFORMATION

                  ITEM 1.  Legal Proceedings                                                         21

                  ITEM 2.  Changes in Securities                                                     21

                  ITEM 3.  Defaults Upon Senior Securities                                           21

                  ITEM 4.  Submission of Matters to a Vote of Security Holders                       21

                  ITEM 5.  Other Information                                                         22

                  ITEM 6.  Exhibits and Reports on Form 8-K                                          22

ITEM 1.
PART I
                             SAMUELS JEWELERS, INC.
                                 BALANCE SHEETS
              (unaudited, amounts in thousands, except share data)

                                                                          November 30,       June 1,
                                                                              2002             2002
                                                                          ------------     -----------

                                Assets
Current assets:
   Cash and cash equivalents                                              $     1,401     $     1,154
   Accounts receivable, net                                                     1,566           1,480
   Merchandise inventories                                                     31,517          28,526
   Prepaid expenses and other current assets                                    2,865           1,166
                                                                          -----------     -----------
Total current assets                                                           37,349          32,326

Property and equipment:
   Leasehold improvements, furniture and fixtures                              22,221          21,958
   Computers and equipment                                                      6,579           6,562
                                                                          -----------     -----------
                                                                               28,800          28,520
   Less: accumulated depreciation and amortization                             14,492          12,571
                                                                          -----------     -----------
Net property and equipment                                                     14,308          15,949

Other assets                                                                      186             255
                                                                          -----------     -----------
Total assets                                                              $    51,843     $    48,530
                                                                          ===========     ===========

           Liabilities and Stockholders' Equity (Deficiency)
Current liabilities:
   Notes payable                                                          $    55,674     $     2,200
   Accounts payable - trade                                                    13,626           9,421
   Other accrued liabilities                                                   11,002           9,894
   Accrued interest                                                             1,208           5,038
                                                                          -----------     -----------
Total current liabilities                                                      81,510          26,553

Notes payable                                                                       1          41,594

Commitments and contingencies                                                      --              --

Stockholders' equity (deficiency):
   Common stock; $.001 par value; authorized 20,000,000 shares;
      issued and outstanding, 8,052,726 shares                                      8               8
   Additional paid-in capital                                                  64,280          64,280
   Notes receivable                                                            (1,130)         (1,130)
   Accumulated deficit                                                        (92,826)        (82,775)
                                                                          -----------     -----------
Total stockholders' equity (deficiency)                                       (29,668)        (19,617)
                                                                          -----------     -----------
Total liabilities and stockholders' equity                                $    51,843     $    48,530
                                                                          ===========     ===========

                       See Notes to Financial Statements.

                             SAMUELS JEWELERS, INC.
                            STATEMENTS OF OPERATIONS
                  (amounts in thousands, except per share data)
                                   (unaudited)


                                                      Three Months    Three Months
                                                         Ended          Ended
                                                      November 30,    December 1,
                                                         2002            2001
                                                      ------------    ------------
Net sales                                             $    22,015     $    26,511

Costs and expenses:
   Cost of goods sold, buying and occupancy                15,481          18,878
   Selling, general and administrative expenses             6,829          12,157
   Provision for doubtful accounts                          1,247           1,009
   Depreciation and amortization                              943           1,459
                                                      -----------     -----------
                                                           24,500          33,503

Operating loss                                             (2,485)         (6,992)
Interest expense, net                                       2,408           2,148
                                                      -----------     -----------

Loss before income taxes                                   (4,893)         (9,140)
Income taxes                                                   --              --
                                                      -----------     -----------

Net loss                                              $    (4,893)    $    (9,140)
                                                      ===========     ===========

Basic and diluted loss per share                      $     (0.61)    $     (1.14)
                                                      ===========     ===========
Weighted average shares outstanding                         8,053           7,993
                                                      ===========     ===========

                       See Notes to Financial Statements.

                             SAMUELS JEWELERS, INC.
                            STATEMENTS OF OPERATIONS
                  (amounts in thousands, except per share data)
                                   (unaudited)


                                                        Six Months       Six Months
                                                           Ended           Ended
                                                        November 30,    December 1,
                                                            2002           2001
                                                        ------------    -----------
Net sales                                               $    42,431     $    50,062

Costs and expenses:
   Cost of goods sold, buying and occupancy                  30,113          35,896
   Selling, general and administrative expenses              13,277          20,778
   Provision for doubtful accounts                            2,511           1,914
   Depreciation and amortization                              1,921           2,602
   Asset impairment                                              --             319
                                                        -----------     -----------
                                                             47,822          61,509

Operating loss                                               (5,391)        (11,447)
Interest expense, net                                         4,660           3,857
                                                        -----------     -----------

Loss before income taxes                                    (10,051)        (15,304)
Income taxes                                                     --              --
                                                        -----------     -----------

Net loss                                                $   (10,051)    $   (15,304)
                                                        ===========     ===========


Basic and diluted loss per share                        $     (1.25)    $     (1.92)
                                                        ===========     ===========
Weighted average shares outstanding                           8,053           7,952
                                                        ===========     ===========

                       See Notes to Financial Statements.

                             SAMUELS JEWELERS, INC.
                            STATEMENTS OF CASH FLOWS
                             (amounts in thousands)
                                   (unaudited)


                                                              Six Months       Six Months
                                                                Ended            Ended
                                                              November 30,     December 1,
                                                                  2002            2001
                                                              ------------     ------------

Operating activities:
Net loss                                                      $    (10,051)    $    (15,304)
Adjustments to reconcile net loss to net cash used in
   operating activities:
   Depreciation and amortization                                     1,921            2,111
   Provision for doubtful accounts                                   2,511            1,914
   Interest expense converted to notes payable                       2,868               --
   Deferred compensation                                                --              417
   Impairment charges                                                   --              319
Change in operating assets and liabilities:
   Accounts receivable                                              (2,597)            (421)
   Merchandise inventories                                          (2,991)           5,967
   Prepaid expenses and other current assets                        (1,699)             142
   Other assets                                                         69               79
   Accounts payable - trade                                          4,205           (1,358)
   Other accrued liabilities                                         1,108           (2,265)
   Accrued interest                                                    701            1,824
                                                              ------------     ------------
Net cash used in operating activities                               (3,955)          (6,575)

Investing activities:
Purchase of property and equipment                                    (280)            (100)
                                                              ------------     ------------
Net cash used in investing activities                                 (280)            (100)

Financing activities:
Net borrowings under revolving credit facility                       4,493            7,751
Borrowings (payments) under notes payable                              (11)             118
                                                              ------------     ------------
Net cash provided by financing activities                            4,482            7,869

Increase in cash                                                       247            1,194

Cash and cash equivalents at beginning of period                     1,154            1,148
                                                              ------------     ------------
Cash and cash equivalents at end of period                    $      1,401     $      2,342
                                                              ============     ============

Supplemental disclosure of cash flow information:

Cash paid during the period for:
   Interest                                                   $      1,089     $      2,592
   Income taxes                                               $         --     $         --
Non-cash financing activities:
   Accrued interest converted to notes payable                $      4,531     $         --

                       See Notes to Financial Statements.

                             SAMUELS JEWELERS, INC.
                          NOTES TO FINANCIAL STATEMENTS
              (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

1. HISTORY AND BASIS OF PRESENTATION

HISTORY

Samuels Jewelers, Inc. ("Samuels" or the "Company") operates a national chain of specialty retail jewelry stores located in regional shopping malls, power centers, strip centers and stand-alone stores. The Company sells fine jewelry in a wide range of styles and prices, with a principal emphasis on diamond and gemstone jewelry. As of November 30, 2002, the Company operated 123 retail jewelry stores in 19 states. The Company also sells jewelry online at SamuelsJewelers.com. The Company currently operates under the following four tradenames: "Samuels", "C&H Rauch", "Schubach" and "Samuels Diamonds". Measured by the number of retail locations, the Company is the eighth largest specialty retailer of fine jewelry in the country.

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

Each fiscal year of the Company ends on the Saturday closest to May 31. The second quarter of Fiscal 2003 consisted of the thirteen weeks ended November 30, 2002. The second quarter of Fiscal 2002 consisted of the thirteen weeks ended December 1, 2001. The six-month period ended November 30, 2002 consisted of the twenty-six weeks then ended. The six-month period ended December 1, 2001 consisted of the twenty-six weeks then ended.

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

In April 2002, the Financial Accounting Standards Board issued SFAS No.145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement requires, among other things, that gains and losses on the early extinguishment of debt be classified as extraordinary only if they meet the criteria for extraordinary treatment set forth in Accounting Principles Board Opinion No. 30. The provisions of this statement related to classification of gains and losses on the early extinguishment of debt were effective for fiscal years beginning after May 15, 2002. The Company's adoption of SFAS 145 did not have a material effect on the Company's financial position or results of operations.

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

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees on Indebtedness of Others. This Interpretation clarifies disclosures to be made by a guarantor in its financial statements and requires the guarantor to recognize at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company must apply the Interpretation to all guarantees issued or modified after December 31, 2002.

2. NOTES PAYABLE

On October 1, 2001 the Company replaced its former revolving credit facility, which expired as of such date, by entering into a $20.0 million senior revolving credit facility with lenders represented by DDJ Capital Management, LLC, a controlling stockholder, acting as their agent. The lenders under this new $20.0 million senior revolving credit facility are committed to make revolving advances to the Company in amounts determined based on percentages of eligible inventory. The annual rate of interest under the $20.0 million senior revolving credit facility is 12.0% per annum. Interest charges are payable monthly. Upon the occurrence and during the continuation of any event of default under the senior revolving credit facility, all obligations will bear interest at 15.0% per annum. As collateral for all obligations to the lenders under the senior revolving credit facility, the Company granted a first priority perfected security interest in and to substantially all of its owned or thereafter acquired assets, both tangible and intangible. The senior revolving credit facility contains covenants which are customary for this type of financing, including: meeting a minimum level of tangible net worth, meeting a minimum amount of earnings before interest, taxes, depreciation and amortization ("EBITDA"), and not exceeding a defined level of capital expenditures. The senior revolving credit facility also prohibits the payment of dividends.

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

As of November 30, 2002, the Company had borrowings of $17.7 million outstanding under the senior revolving credit facility with additional credit available of approximately $2.3 million under the terms of the agreement. As of November 30, 2002, the Company was in compliance with all terms of the senior revolving credit facility.

As a result of its cash losses and in order to meet its liquidity needs, the Company entered into a loan agreement and junior security agreement on April 30, 2001, with lenders represented by DDJ Capital Management, LLC acting as their agent. This junior loan agreement provides up to $15 million for working capital needs based on percentages of eligible inventory and the level of borrowings outstanding under the senior secured revolving line of credit and also includes the lending of an additional $14.3 million arising out of the lenders purchase at a discount of a portion of the Company's accounts payable during the second quarter of Fiscal 2001. Interest is payable monthly. The agent, on behalf of the lenders, waived the requirement that the Company make monthly cash interest payments in accordance with the terms of the loan agreement, commencing with the October 1, 2001 interest payment and continuing until further notice from the agent. The agent in its sole discretion, may decide at any time to reinstate the Company's obligation to make monthly cash interest payments. The interest rate on borrowings under this agreement was originally 20% per annum through October 31, 2001 and then began increasing by .25% per month. Advances made in excess of amounts available under eligible inventory requirements accrue at a per annum rate that is 2% above the otherwise applicable rate. Upon the occurrence and during the continuance of any event of default, interest accrues at a per annum rate that is 2% above the otherwise applicable rate. Under terms of the junior security agreement, the Company granted a security interest in and to substantially all owned or thereafter acquired assets, both tangible and intangible, as collateral for amounts borrowed under the loan agreement. The security provided by the Company is subordinated to the secured liens the Company provides to the lenders under its senior secured revolving credit facility per the terms of the junior security agreement.

On June 15, 2002, the Company entered into the second amendment of the junior loan agreement. The amendment extended the agreement until June 30, 2003. The amendment also reduced the principal amount available under the agreement from $29.3 million to $28.3 million and reduced the interest rate to a fixed 20% per annum. The Company negotiated to capitalize and add to the principal amounts outstanding all accrued interest due and payable at the date of the amendment. As part of the amendment, any future monthly cash interest payments not made at the election of the Company will also be capitalized and added to the principal amount outstanding.

As of November 30, 2002 the Company had direct borrowings of $35.7 million outstanding under the junior loan agreement which includes $7.4 million of unpaid interest which has been added to the junior loan balance during the first and second quarters of the current fiscal year. As of November 30, 2002, the Company had no additional credit available under this facility. As of November 30, 2002 the accrued and unpaid interest that has not been capitalized under this loan agreement was $0.6 million. There are no financial covenants included in the junior loan agreement, and the Company is in compliance with all operating covenants under such agreement.

Both the senior secured revolving credit facility and the junior loan agreement were amended as of November 12, 2001, to provide additional description of other liens permitted on the Company's property.

In conjunction with the Company's acquisition of C & H Rauch, Inc., a Kentucky corporation ("Rauch"), in November 1999, the Company issued three promissory notes due and payable for $2.0 million each in January 2000, 2001 and 2002, respectively. The first promissory note, due January 2000, has been paid. The two remaining notes have a stated interest rate of 7% per annum with interest due and payable beginning January 15, 2000 and on each successive six-month anniversary thereafter until the notes are paid in full. The Company has not paid the January 2001 and January 2002 installments. The holders of the promissory notes for payment in January 2001 and January 2002 have brought an action for payment thereon. The Company intends to defend the action based upon rights it negotiated as part of the purchase of C&H Rauch, Inc. See "Notes to Financial Statements - 4. Litigation." Samuels may offset its payment obligations under these notes to the extent and in the event any liabilities arise that were not accounted for and not disclosed in the unaudited balance sheet of Rauch as of October 31, 1999. Accordingly, the Company has recorded an accounting offset of $1.8 million against the note payable. Upon the occurrence and during the continuation of an event of default under the notes, Samuels' payment obligations may bear interest at a per annum rate of 15%.

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

On October 3, 2002, an arbitrator ruled, as part of a dispute between the Company and its former chief financial officer, E. Peter Healey, relating to Mr. Healey's termination of employment with the Company, that Mr. Healey remained obligated to pay the Company approximately $0.3 million (which such amount includes accrued interest through September 19, 2002) in connection with the promissory note he provided to the Company as part of the stock purchase. See "Notes to Financial Statements - 4. Litigation."

On October 2, 1998, the Company issued 250,000 restricted shares of common stock to certain key executives as part of their employment agreements provided for in the Plan of Reorganization. These grants vest 25% per year, commencing on the grant date and each of the first three anniversaries thereof. The Company made loans, and agreed to issue more loans as shares vest, to help defray the tax expense of the stock grants. These notes bear interest at the applicable federal short-term rate when issued and are payable in quarterly installments over the three-year vesting schedule. If, however, the executive is employed on the quarterly due date, a bonus in the amount of the principal then due is then payable. The deferred compensation expense is amortized over the remaining vesting period. As of November 30, 2002, the aggregate outstanding amount under these notes was approximately $0.1 million, which is shown as an offset of stockholders' equity on the balance sheet.

On October 3, 2002, an arbitrator ruled, as part of a dispute between the Company and its former chief financial officer, E. Peter Healey, relating to Mr. Healey's termination of employment with the Company, that Mr. Healey was obligated to pay the Company approximately $0.2 million including interest thereon in connection with the payment of the tax expenses relating to the issuance of a portion of the restricted shares to him. See "Notes to Financial Statements - 4. Litigation."

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

OVERVIEW. The following discussion presents information about the financial condition, liquidity and capital resources, and results of operations of the Company as of and for the quarters ended November 30, 2002 and December 1, 2001. This information should be read in conjunction with the audited financial statements of the Company and the notes thereto as reported on the Company's Annual Report on Form 10-K for the fiscal year ended June 1, 2002.

THREE MONTHS ENDED NOVEMBER 30, 2002, COMPARED TO THE THREE MONTHS ENDED DECEMBER 1, 2001

STORE ACTIVITY

The following table sets forth selected store data with respect to the quarters ended November 30, 2002 and December 1, 2001:

                                                                 November 30      December 1
                                                                    2002             2001
                                                                 -----------     -----------
Number of stores at beginning of quarter.......................         124              164
  Acquired during the quarter..................................          --               --
  Opened during the quarter....................................          --               --
  Closed during the quarter....................................           1                2
                                                                 ----------       ----------
          Total at quarter end.................................         123              162
                                                                 ==========       ==========

Percentage increase (decrease) in sales of
  comparable stores............................................         3.8%           (15.6)%
Average sales per comparable store (in thousands)..............  $      177       $      175
Private label credit sales mix.................................        41.5%            32.2%
Equivalent store weeks.........................................       1,599            2,122
Equivalent weekly average store sales (in thousands)...........  $     13.8       $     12.5

RESULTS OF OPERATIONS

Net sales for the quarter ended November 30, 2002 were $22.0 million, a decrease of $4.5 million, or 17.0%, as compared to net sales of $26.5 million for the quarter ended December 1, 2001. Equivalent store weeks were 1,599 for the quarter this year as compared to 2,122 for the quarter last year. Equivalent weekly sales increased to $13.8 thousand for the quarter ended November 30, 2002 as compared to $12.5 thousand for the quarter ended December 1, 2001. This 10.4% increase in equivalent weekly sales is primarily due to the closure of 39 under-performing stores during the year ended June 1, 2002. Comparable store sales (the 123 stores open for the same period in both the current and preceding year) increased to $21.8 million during the quarter this year as compared to $21.0 million for the same period last year, an increase of $0.8 million, or 3.8%. This increase is primarily the result of the Company taking several initiatives affecting store operations which include a stronger focus on personnel, accountability, and obtaining additional consignment inventory. The increase in consigned inventory resulted in stores having more merchandise for customers to select from and being better stocked in key selling items as compared to last year.

Cost of goods sold, buying and occupancy expenses were $15.5 million for the quarter ended November 30, 2002, as compared to $18.9 million for the same quarter last year. The decrease in cost of goods sold, buying and occupancy expenses of $3.4 million resulted primarily from the decrease in the number of stores in operation in the quarter this year as compared to last year. Cost of goods sold, buying and occupancy expenses were 70.5% of net sales for the quarter ended November 30, 2002 and 71.3% of net sales for the prior year period.

Selling, general and administrative expenses were $6.8 million for the quarter ended November 30, 2002, as compared to $12.2 million in the same quarter last year. The $5.4 million decrease is due to the overall decrease in the number of stores in operation in the current year quarter as compared to last year and cost savings initiatives implemented by management. There were also charges of $2.7 million in the quarter last year related to the closing of 39 stores. Selling, general and administrative expenses as a percentage of net sales were 30.9% for the quarter ended November 30, 2002 and 46.0% for the quarter ended December 1, 2001. The improvement as a percentage of net sales resulted primarily from the implementation of the aforementioned cost saving initiatives along with the impact of not having store closing charges in the current year as compared to prior year.

The provision for doubtful accounts was $1.2 million for the quarter ended November 30, 2002, an increase of $0.2 million, or 20.0%, from.$1.0 million for the quarter ended December 1, 2001. The increase in the provision resulted primarily from a higher accrual for anticipated private label credit losses due to current trends within the credit industry which are the result of generally weaker economic conditions experienced during the past year.

Depreciation and amortization was $0.9 million for the quarter ended November 30, 2002, a decrease of $0.6 million, or 40.0%, from $1.5 million for the quarter ended December 1, 2001. The decrease is primarily the result of the amortization of deferred compensation incurred in the prior year, related to stock grants issued by the Company to certain key executives in 1998, of $0.4 million. These grants were fully amortized in the prior year. The decrease is also due to the reduction in the number of stores in operation.

Net interest expense was $2.4 million for the quarter ended November 30, 2002, an increase of $0.3 million, or 14.3%, from $2.1 million for the quarter ended December 1, 2001. This increase is due to the higher levels of debt in the current year quarter as compared to last year.

SIX MONTHS ENDED NOVEMBER 30, 2002, COMPARED TO THE THREE MONTHS ENDED DECEMBER 1, 2001

STORE ACTIVITY

The following table sets forth selected store data with respect to the six months ended November 30, 2002 and December 1, 2001:

                                                                November 30        December 1
                                                                   2002              2001
                                                               ------------      ------------
Number of stores at beginning of period.....................            125               164
  Acquired during the period................................             --                --
  Opened during the period..................................             --                --
  Closed during the period..................................              2                 2
                                                               ------------      ------------
          Total at period end...............................            123               162
                                                               ============      ============

Percentage increase (decrease) in sales of
  comparable stores.........................................            1.7%            (13.8)%
Average sales per comparable store  (in thousands)..........   $        338      $        337
Private label credit sales mix..............................           40.5%             33.4%
Equivalent store weeks......................................          3,219             4,254
Equivalent weekly average store sales (in thousands)........   $       13.2      $       11.8

RESULTS OF OPERATIONS

Net sales for the six months ended November 30, 2002 were $42.4 million, a decrease of $7.7 million, or 15.4%, as compared to net sales of $50.1 million for the six months ended December 1, 2001. Equivalent store weeks were 3,219 for the six months this year as compared to 4,254 for the six months last year. Equivalent weekly sales increased to $13.2 thousand for the six months ended November 30, 2002 as compared to $11.8 thousand for the six months ended December 1, 2001. This 11.9% increase in equivalent weekly sales is primarily due to the closure of 39 under-performing stores during the year ended June 1, 2002. Comparable store sales (the 123 stores open for the same period in both the current and preceding year) increased to $41.5 million during the six months this year as compared to $40.8 million for the same period last year, an increase of $0.7 million, or 1.7%. This increase is primarily the result of the Company taking several initiatives affecting store operations which include a stronger focus on personnel, accountability, and obtaining additional consignment inventory. The increase in consigned inventory resulted in stores having more merchandise for customers to select from and being better stocked in key selling items as compared to last year.

Cost of goods sold, buying and occupancy expenses were $30.1 million for the six months ended November 30, 2002, as compared to $35.9 million for the same six months last year. The decrease in cost of goods sold, buying and occupancy expenses of $5.8 million resulted primarily from the decrease in the number of stores in operation in the six months this year as compared to last year. Cost of goods sold, buying and occupancy expenses were 71.0% of net sales for the six months ended November 30, 2002 and 71.7% of net sales for the prior year period.

Selling, general and administrative expenses were $13.3 million for the six months ended November 30, 2002, as compared to $20.8 million in the same six months last year. The $7.5 million decrease is due to the overall decrease in the number of stores in operation in the current year as compared to last year, cost savings initiatives implemented by management and charges of $3.0 million for the closure of 39 under-performing stores in the prior year. Selling, general and administrative expenses as a percentage of net sales were 31.4% for the six months ended November 30, 2002 and 41.5% for the six months ended December 1, 2001. The improvement as a percentage of net sales resulted primarily from the implementation of the aforementioned cost saving initiatives along with the impact of not having store closing charges in the current year as compared to prior year.

The provision for doubtful accounts was $2.5 million for the six months ended November 30, 2002, an increase of $0.6 million, or 31.6%, from $1.9 million for the six months ended December 1, 2001. The increase resulted primarily from a higher accrual for anticipated private label credit losses due to current trends within the credit industry which are the result of generally weaker economic conditions experienced during the past year.

Depreciation and amortization was $1.9 million for the six months ended November 30, 2002, a decrease of $0.7 million, or 26.9%, from $2.6 million for the six months ended December 1, 2001. The decrease is primarily the result of the amortization of deferred compensation incurred in the prior year, related to stock grants issued by the Company to certain key executives in 1998, of $0.4 million. These grants were fully amortized in the prior year. The decrease is also due to the reduction in the number of stores in operation.

Net interest expense was $4.7 million for the six months ended November 30, 2002, an increase of $0.8 million, or 20.5%, from $3.9 million for the six months ended December 1, 2001. This increase is due to the higher levels of debt in the current six months as compared to last year.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL. The Company's operations require working capital for funding the purchase of inventory, making lease payments and funding of normal operating expenses. The seasonality of the Company's business requires a significant build-up of inventory for the Christmas holiday selling period.

As of November 30, 2002, owned inventory was $31.5 million as compared to $28.5 million of owned inventory as of June 1, 2002.

The Company reported cash flow used in operating activities of $4.0 million for the six months ended November 30, 2002, as compared to cash flow used in operating activities of approximately $6.6 million for the comparable period last year. The decrease in the use of cash flow in operating activities of $2.6 million is primarily due to the decrease in the Company's net loss for the six month period as compared to last year, which is the result of closing 39 under-performing stores during Fiscal 2002 and the Company's focus on reducing expenses, offset partially by the seasonal increase in inventory in the current year as compared to last year when the Company was in the process of closing 39 under-performing stores and running inventory liquidation sales. Additionally, the Company's cash flow used in investing activities during the current quarter increased by $0.2 million as compared to last year. The Company acquired $0.3 million in property and equipment during the quarter, consisting primarily of leasehold improvements associated with the remodeling of four existing stores.

The Company had cash and cash equivalents, none of which was restricted, of $1.4 million as of November 30, 2002, as compared to $1.2 million as of June 1, 2002.

FINANCING TRANSACTIONS. On October 1, 2001 the Company replaced its former revolving credit facility, which expired as of such date, by entering into a $20.0 million senior revolving credit facility with lenders represented by DDJ Capital Management, LLC, a controlling stockholder, acting as their agent. The lenders under this new $20.0 million senior revolving credit facility are committed to make revolving advances to the Company in amounts determined based on percentages of eligible inventory. The annual rate of interest under the $20.0 million senior revolving credit facility is 12.0% per annum. Interest charges are payable monthly. Upon the occurrence and during the continuation of any event of default under the senior revolving credit facility, all obligations will bear interest at 15.0% per annum. As collateral for all obligations to the lenders under the senior revolving credit facility, the Company granted a first priority perfected security interest in and to substantially all of its owned or thereafter acquired assets, both tangible and intangible. The senior revolving credit facility contains covenants which are customary for this type of financing, including: meeting a minimum level of tangible net worth, meeting a minimum amount of earnings before interest, taxes, depreciation and amortization ("EBITDA"), and not exceeding a defined level of capital expenditures. The senior revolving credit facility also prohibits the payment of dividends.

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

As of November 30, 2002, the Company had borrowings of $17.7 million outstanding under the senior revolving credit facility with additional credit available of approximately $2.3 million under the terms of the agreement. As of November 30, 2002, the Company was in compliance with all terms of the senior revolving credit facility.

As a result of its cash losses and in order to meet its liquidity needs, the Company entered into a loan agreement and junior security agreement on April 30, 2001, with lenders represented by DDJ Capital Management, LLC acting as their agent. This junior loan agreement provides up to $15 million for working capital needs based on percentages of eligible inventory and the level of borrowings outstanding under the senior secured revolving line of credit and also includes the lending of an additional $14.3 million arising out of the lenders purchase at a discount of a portion of the Company's accounts payable during the second quarter of Fiscal 2001. Interest is payable monthly. The agent, on behalf of the lenders, waived the requirement that the Company make monthly cash interest payments in accordance with the terms of the loan agreement, commencing with the October 1, 2001 interest payment and continuing until further notice from the agent. The agent in its sole discretion, may decide at any time to reinstate the Company's obligation to make monthly cash interest payments. The interest rate on borrowings under this agreement was originally 20% per annum through October 31, 2001 and then began increasing by .25% per month. Advances made in excess of amounts available under eligible inventory requirements accrue at a per annum rate that is 2% above the otherwise applicable rate. Upon the occurrence and during the continuance of any event of default, interest accrues at a per annum rate that is 2% above the otherwise applicable rate. Under terms of the junior security agreement, the Company granted a security interest in and to substantially all owned or thereafter acquired assets, both tangible and intangible, as collateral for amounts borrowed under the loan agreement. The security provided by the Company is subordinated to the secured liens the Company provides to the lenders under its senior secured revolving credit facility per the terms of the junior security agreement.

On June 15, 2002, the Company entered into the second amendment of the junior loan agreement. The amendment extended the agreement until June 30, 2003. The amendment also reduced the principal amount available under the agreement from $29.3 million to $28.3 million and reduced the interest rate to a fixed 20% per annum. The Company also negotiated to capitalize and add to the principal amounts outstanding all accrued interest due and payable at the date of the amendment. As part of the amendment, any future monthly cash interest payments not made at the election of the Company will also be capitalized and added to the principal amount outstanding.

As of November 30, 2002 the Company had direct borrowings of $35.7 million outstanding under the junior loan agreement which includes $7.4 million of unpaid interest which has been added to the junior loan balance during the first and second quarters of the current fiscal year. As of November 30, 2002, the Company had no additional credit available under this facility. As of November 30, 2002 the accrued and unpaid interest that has not been capitalized under this loan agreement was $0.6 million. There are no financial covenants included in the junior loan agreement, and the Company is in compliance with all operating covenants under such agreement.

Both the senior secured revolving credit facility and the junior loan agreement were amended as of November 12, 2001, to provide additional description of other liens permitted on the Company's property.

In conjunction with the Company's acquisition of Rauch, the Company issued three promissory notes due and payable for $2.0 million each in January 2000, 2001 and 2002, respectively. The first promissory note, due January 2000, has been paid. The two remaining notes have a stated interest rate of 7% per annum with interest due and payable beginning January 15, 2000 and on each successive six-month anniversary thereafter until the notes are paid in full. The Company has not paid the January 2001 and January 2002 installments. The holders of the promissory notes for payment in January 2001 and January 2002 have brought an action for payment thereon. The Company intends to defend the action based upon rights it negotiated as part of the purchase of Rauch. See "Notes to Financial Statements - 4. Litigation." Samuels may offset its payment obligations under these notes to the extent and in the event any liabilities arise that were not accounted for and not disclosed in the unaudited balance sheet of Rauch as of October 31, 1999. Accordingly, the Company has recorded an accounting offset of $1.8 million against the notes payable. Upon the occurrence and during the continuation of an event of default under the notes, Samuels' payment obligations may bear interest at a per annum rate of 15%.

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

Allowance for Bad Debts - The Company, under its arrangement with WFN for the sale of its accounts receivable, is responsible for bad debts incurred by the portfolio. Management reviews the current level of aging within the portfolio, historical losses and recent trends to determine its estimate for future losses. If actual economic conditions are less favorable than those assumed by management, additional write-offs within the portfolio could be significant.

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

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to market risk in the form of interest rate changes that may adversely affect its financial position, results of operations and cash flows. As of November 30, 2002, the Company had $17.7 million outstanding under its senior revolving credit facility. As of November 30, 2002, the Company had direct borrowings of $35.7 million and approximately $0.6 million of accrued and unpaid interest outstanding under its junior loan agreement. Both the senior revolving credit facility and the junior loan agreement are priced with a respective fixed rate. Therefore, an increase or decrease in interest rates would not affect the interest costs relating to these financings. The Company has no interest rate swaps or other hedging facilities relating to its senior revolving credit facility or its junior loan agreement.

ITEM 4 CONTROLS AND PROCEDURES

(a) The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. Such information is accumulated and communicated to the Company's management, including it principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management, including the principal executive officer and the principal financial officer, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives.

Within 90 days prior to the filing date of this quarterly report on Form 10-Q, the Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's principal executive officer and the Company's principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on such evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective.

(b) There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation in connection with the preparation of this quarterly report on Form 10-Q.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On October 3, 2002, an arbitrator ruled in favor of Samuels Jewelers, Inc. in E. Peter Healey v. Samuels Jewelers, Inc., No. 70 160 0034 01, before the American Arbitration Association sitting in Austin, Texas. Mr. Healey, a former chief financial officer of the Company, had initiated an arbitration proceeding with the American Arbitration Association sitting in Austin, Texas in a filing made on December 22, 2000. Mr. Healey had claimed that the Company had terminated him without cause from his position and, thus, owed him approximately $1 million, plus attorney's fees and costs, as severance under his employment contract. The Company had counterclaimed for breach of contract relating to Mr. Healey's failure to pay back the Company outstanding monies relating to certain tax notes as well as a stock purchase note.

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

The Company is also involved in other material legal proceedings, which are described under Part I, Item 1. "Notes to Financial Statements - 2. Notes Payable" of this quarterly report. There were no material developments in such legal proceedings during the quarterly period covered by this report.

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

         Not Applicable

Item 3. Defaults Upon Senior Securities

         Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

         The Company held its annual meeting of stockholders on November 6, 2002. Proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. At the meeting, Samuels' stockholders voted on the election of directors and the ratification of its appointment of certified public accountants.

         The stockholders elected David B. Barr, David J. Breazzano, David H. Eisenberg, Randy N. McCullough and Jerry Winston to serve until the 2003 annual meeting of stockholders. The votes for the election of such directors was as follows:

                                                           Votes          Abstentions or
                  Name                   Votes For        Against          Non-Votes
         ---------------------------    ------------     ----------     ----------------
         David B. Barr                   7,086,796           0                  0
         David J. Breazzano              7,086,796           0                  0
         David H. Eisenberg              7,086,796           0                  0
         Randy N. McCullough             7,086,796           0                  0
         Jerry Winston                   7,086,796           0                  0

         The stockholders of the Company voted on and approved the ratification of the appointment of certified public accountants with 7,086,796 votes cast for ratification, 0 votes against ratification and 0 non-votes or abstaining.

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

                  Exhibit  Description

                     3.1 Certificate of Incorporation of Samuels Jewelers, Inc. (1)

                     3.2   By-Laws of Samuels Jewelers, Inc. (1)

         (1) Incorporated by reference to the Company's Current Report on Form 8-K filed October 6, 1998.

         (b)      Reports on Form 8-K:

                           1. Current Report on Form 8-K filed October 15, 2002, reporting the material rulings of the arbitrator in connection with the proceedings between the Company and its former chief financial officer, E. Peter Healey.

                           2. Current Report on Form 8-K filed October 15, 2002, reporting in connection with the filing of the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2002 of the certification by the Company's chief executive officer and chief financial officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C 1350).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      SAMUELS JEWELERS, INC.



January 14, 2003                      By:      /s/  RANDY N. MCCULLOUGH
                                         --------------------------------------
                                                    Randy N. McCullough
                                          President and Chief Executive Officer


January 14, 2003                      By:       /s/  ROBERT J. HERMAN
                                         --------------------------------------
                                                     Robert J. Herman
                                                Vice President--Finance
                                             (Principal Accounting Officer)

                                  CERTIFICATION
                       PURSUANT TO RULES 13a-14 AND 15d-14
            AS PROMULGATED UNDER THE SECURITIES EXCHANGE ACT OF 1934

                             SAMUELS JEWELERS, INC.

I, Randy N. McCullough, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Samuels Jewelers, Inc.;

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

(b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

                                        /s/ RANDY N. MCCULLOUGH
                                        ---------------------------------------
                                        Randy N. McCullough
                                        Chief Executive Officer and President
                                        Samuels Jewelers, Inc.

Dated: January 14, 2003

                                  CERTIFICATION
                       PURSUANT TO RULES 13a-14 AND 15d-14
            AS PROMULGATED UNDER THE SECURITIES EXCHANGE ACT OF 1934

                             SAMUELS JEWELERS, INC.

I, Robert J. Herman, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Samuels Jewelers, Inc.;

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

(b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

                                            /s/ ROBERT J. HERMAN
                                            -----------------------------------
                                            Robert J. Herman
                                            Vice President - Finance
                                            Samuels Jewelers, Inc.

Dated: January 14, 2003

                                 EXHIBIT INDEX


Exhibit    Description
-------    -----------
  3.1      Certificate of Incorporation of Samuels Jewelers, Inc. (1)

  3.2      By-Laws of Samuels Jewelers, Inc. (1)

(1) Incorporated by reference to the Company's Current Report on Form 8-K filed October 6, 1998.