Form 10-Q
period 2003-03-01
SAMUELS JEWELERS INC
filed 2003-04-15
CIK 790360

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT to SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


  For the quarterly period ended March 1, 2003. Commission File Number 0-15017


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES. [X] NO. [ ]

Indicate by check mark whether the registrant is an accelerated filed (as defined in Rule 12b-2 of the Exchange Act). YES. [ ] NO. [X]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution under a plan confirmed by a court. [X] Yes. [ ] No.

As of April 11, 2003, the Registrant had 8,052,726 shares of common stock, par value $.001 per share, outstanding.

                             SAMUELS JEWELERS, INC.

                                    FORM 10-Q

                                      INDEX




                                                                                                    PAGES
PART I            FINANCIAL INFORMATION (unaudited)

                  ITEM 1.  Financial Statements:
                           Balance Sheets                                                             3

                           Statements of Operations                                                   4

                           Statements of Cash Flows                                                   6

                           Notes to Financial Statements                                              7


                  ITEM 2.  Management's Discussion and Analysis of Financial Condition
                           and Results of Operations                                                 14

                  ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk                 21

                  ITEM 4.  Controls and Procedures                                                   21

PART II           OTHER INFORMATION

                  ITEM 1.  Legal Proceedings                                                         22

                  ITEM 2.  Changes in Securities                                                     22

                  ITEM 3.  Defaults Upon Senior Securities                                           22

                  ITEM 4.  Submission of Matters to a Vote of Security Holders                       22

                  ITEM 5.  Other Information                                                         22

                  ITEM 6.  Exhibits and Reports on Form 8-K                                          22

ITEM 1.
PART I
                             SAMUELS JEWELERS, INC.
                                 BALANCE SHEETS
              (unaudited, amounts in thousands, except share data)

                                                                    March 1,       June 1,
                                                                     2003           2002
                                                                    --------      --------
                                Assets
Current assets:
   Cash and cash equivalents                                        $    566      $  1,154
   Accounts receivable, net                                            1,287         1,480
   Merchandise inventories                                            27,823        28,526
   Prepaid expenses and other current assets                           2,174         1,166
                                                                    --------      --------
Total current assets                                                  31,850        32,326

Property and equipment:
   Leasehold improvements, furniture and fixtures                     22,330        21,958
   Computers and equipment                                             6,579         6,562
                                                                    --------      --------
                                                                      28,909        28,520
   Less: accumulated depreciation and amortization                    15,391        12,571
                                                                    --------      --------
Net property and equipment                                            13,518        15,949

Other assets                                                             160           255
                                                                    --------      --------

Total assets                                                        $ 45,528      $ 48,530
                                                                    ========      ========

           Liabilities and Stockholders' Equity (Deficiency)
Current liabilities:
   Notes payable                                                    $ 51,084      $  2,200
   Accounts payable - trade                                           11,958         9,421
   Other accrued liabilities                                           9,226         9,894
   Accrued interest                                                      592         5,038
                                                                    --------      --------
Total current liabilities                                             72,860        26,553

Notes payable                                                             --        41,594

Commitments and contingencies

Stockholders' equity (deficiency):
   Common stock; $.001 par value; authorized 20,000,000 shares;
      issued and outstanding, 8,052,726 shares                             8             8
   Additional paid-in capital                                         64,280        64,280
   Notes receivable                                                   (1,130)       (1,130)
   Accumulated deficit                                               (90,490)      (82,775)
                                                                    --------      --------
Total stockholders' equity (deficiency)                              (27,332)      (19,617)
                                                                    --------      --------

Total liabilities and stockholders' equity (deficiency)             $ 45,528      $ 48,530
                                                                    ========      ========


                       See Notes to Financial Statements.

                             SAMUELS JEWELERS, INC.
                            STATEMENTS OF OPERATIONS
                  (amounts in thousands, except per share data)
                                   (unaudited)


                                                    Three Months     Three Months
                                                       Ended            Ended
                                                      March 1,         March 2,
                                                        2003             2002
                                                    ------------     ------------
Net sales                                           $     43,155     $     50,228

Costs and expenses:
   Cost of goods sold, buying and occupancy               26,905           34,951
   Selling, general and administrative expenses            9,307           11,918
   Provision for doubtful accounts                         1,470            2,085
   Depreciation and amortization                             899            1,025
                                                    ------------     ------------
                                                          38,581           49,979

Operating income                                           4,574              249
Interest expense, net                                      2,238            2,135
                                                    ------------     ------------

Income (loss) before income taxes                          2,336           (1,886)
Income taxes                                                  --               --
                                                    ------------     ------------

Net income (loss)                                   $      2,336     $     (1,886)
                                                    ============     ============


Basic and diluted income (loss) per share           $       0.29     $      (0.24)
                                                    ============     ============
Weighted average shares outstanding                        8,053            7,993
                                                    ============     ============



                       See Notes to Financial Statements.

                             SAMUELS JEWELERS, INC.
                            STATEMENTS OF OPERATIONS
                  (amounts in thousands, except per share data)
                                   (unaudited)


                                                    Nine Months      Nine Months
                                                       Ended            Ended
                                                      March 1,         March 2,
                                                        2003            2002
                                                    -----------      -----------
Net sales                                           $    85,586      $   100,290

Costs and expenses:
   Cost of goods sold, buying and occupancy              57,018           70,847
   Selling, general and administrative expenses          22,584           32,696
   Provision for doubtful accounts                        3,981            3,999
   Depreciation and amortization                          2,820            3,627
   Asset impairment                                          --              319
                                                    -----------      -----------
                                                         86,403          111,488

Operating loss                                             (817)         (11,198)
Interest expense, net                                     6,898            5,992
                                                    -----------      -----------

Loss before income taxes                                 (7,715)         (17,190)
Income taxes                                                 --               --
                                                    -----------      -----------

Net loss                                            $    (7,715)     $   (17,190)
                                                    ===========      ===========


Basic and diluted loss per share                    $     (0.96)     $     (2.16)
                                                    ===========      ===========
Weighted average shares outstanding                       8,053            7,966
                                                    ===========      ===========



                       See Notes to Financial Statements.

                             SAMUELS JEWELERS, INC.
                            STATEMENTS OF CASH FLOWS
                             (amounts in thousands)
                                   (unaudited)


                                                              Nine Months      Nine Months
                                                                 Ended           Ended
                                                                March 1,        March 2,
                                                                  2003            2002
                                                              -----------      -----------
Operating activities:
Net loss                                                      $    (7,715)     $   (17,190)
Adjustments to reconcile net loss to net cash provided by
   operating activities:
   Depreciation and amortization                                    2,820            3,136
   Provision for doubtful accounts                                  3,981            3,999
   Interest expense converted to notes payable                      5,311               --
   Deferred compensation                                               --              417
   Impairment charges                                                  --              319
Change in operating assets and liabilities:
   Accounts receivable                                             (3,788)          (1,359)
   Merchandise inventories                                            703           17,820
   Prepaid expenses and other current assets                       (1,008)           1,732
   Other assets                                                        95              209
   Accounts payable - trade                                         2,537           (6,988)
   Other accrued liabilities                                         (668)          (4,773)
   Accrued interest                                                    85            3,360
                                                              -----------      -----------
Net cash provided by operating activities                           2,353              682

Investing activities:
Purchase of property and equipment                                   (389)            (129)
                                                              -----------      -----------
Net cash used in investing activities                                (389)            (129)

Financing activities:
Net borrowings under revolving credit facility                     (2,538)           1,046
Borrowings (payments) under notes payable                             (14)             169
                                                              -----------      -----------
Net cash provided by (used in) financing activities                (2,552)           1,215

Increase (decrease) in cash                                          (588)           1,768

Cash and cash equivalents at beginning of period                    1,154            1,148
                                                              -----------      -----------
Cash and cash equivalents at end of period                    $       566      $     2,916
                                                              ===========      ===========


Supplemental disclosure of cash flow information:

Cash paid during the period for:
   Interest                                                   $     1,502      $     3,191
   Income taxes                                               $        --      $        --
Non-cash financing activities:
   Accrued interest converted to notes payable                $     4,531      $        --



                       See Notes to Financial Statements.

                             SAMUELS JEWELERS, INC.
                          NOTES TO FINANCIAL STATEMENTS
              (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

1. HISTORY AND BASIS OF PRESENTATION

HISTORY

Samuels Jewelers, Inc. ("Samuels" or the "Company") operates a national chain of specialty retail jewelry stores located in regional shopping malls, power centers, strip centers and stand-alone stores. The Company sells fine jewelry in a wide range of styles and prices, with a principal emphasis on diamond and gemstone jewelry. As of March 1, 2003, the Company operated 124 retail jewelry stores in 19 states. The Company also sells jewelry online at SamuelsJewelers.com. The Company currently operates under the following four tradenames: "Samuels", "C&H Rauch", "Schubach" and "Samuels Diamonds". Measured by the number of retail locations, the Company is the eighth largest specialty retailer of fine jewelry in the country.

The Company's name, "Samuels Jewelers", is from a chain of stores operated by its corporate predecessor, Barry's Jewelers, Inc. (the "Predecessor"), in the San Francisco Bay area. The Samuels chain, founded in 1891, blends a rich tradition of providing an excellent selection of fine jewelry with outstanding customer service. Since 1998 the Company has consolidated the number of trade names under which it operates from fourteen to four.

The Company was created in August 1998 for the purpose of acquiring the assets of the Predecessor as part of the Predecessor's Plan of Reorganization (the "Plan") which was confirmed by the U.S Bankruptcy Court on September 16, 1998, and consummated on October 2, 1998. On October 2, 1998, as part of the Plan, the Predecessor was merged with and into Samuels.

BASIS OF PRESENTATION

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

The unaudited financial statements, accompanying this report, have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses from operations, has a total stockholders' deficiency and has negative working capital. The Company's existing financing, under its senior revolving credit facility and junior loan agreement, expires in June 2003. See "Notes to Financial Statements - 2. Notes Payable." Management's plan, to continue as a going concern, consists of extending the Company's existing financing arrangements that currently expire in June 2003 and improving its profitability by reviewing and improving store operating margins and overhead expenditures. Management believes that these improvements, coupled with extending the existing financing, will be sufficient to meet the Company's cash flow needs. However, there is no assurance that financing will be available in the future, and if available, at terms and conditions agreeable to the Company. Should the Company be unable to extend its existing financing the Company may be unable to continue as a going concern for a reasonable period of time. The accompanying unaudited financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Each fiscal year of the Company ends on the Saturday closest to May 31. The third quarter of Fiscal 2003 consisted of the thirteen weeks ended March 1, 2003. The third quarter of Fiscal 2002 consisted of the thirteen weeks ended March 2, 2002. The nine-month period ended March 1, 2003 consisted of the thirty-nine weeks then ended. The nine-month period ended March 2, 2002 consisted of the thirty-nine weeks then ended.

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

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. Adoption of this standard will change the timing of the recognition of certain charges associated with exit and disposal activities.

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees on Indebtedness of Others. This Interpretation clarifies disclosures to be made by a guarantor in its financial statements and requires the guarantor to recognize at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The adoption of Interpretation No. 45 did not have a material impact on the Company's financial position or results of operations. However, the Company's product warranty program is subject to additional disclosure requirements in interim and annual financial statements. See "Notes to Financial Statements - 5. Guarantee Obligations."

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting For Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The statement is effective for fiscal years ending after December 15, 2002. The Company has not elected to adopt the fair value based method of accounting for stock-based compensation and therefore believes SFAS No. 148 will not have a material effect on the Company's financial statements.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities." The Interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Interpretation applies immediately to variable interest entities created after January 31, 2003, or in which the Company obtains an interest after that date. The Interpretation is effective July 1, 2003 to variable interest entities in which the Company holds a variable interest acquired before February 1, 2003. The Company does not expect that the adoption of this Interpretation will have a material impact on its financial statements.

2. NOTES PAYABLE

On October 1, 2001 the Company replaced its former revolving credit facility, which expired as of such date, by entering into a $20.0 million senior revolving credit facility with lenders represented by DDJ Capital Management, LLC, a controlling stockholder, acting as their agent. The lenders under this new $20.0 million senior revolving credit facility are committed to make revolving advances to the Company in amounts determined based on percentages of eligible inventory. The annual rate of interest under the $20.0 million senior revolving credit facility is 12.0% per annum. Interest charges are payable monthly. Upon the occurrence and during the continuation of any event of default under the senior revolving credit facility, all obligations will bear interest at 15.0% per annum. As collateral for all obligations to the lenders under the senior revolving credit facility, the Company granted a first priority security interest in and to substantially all of its owned or thereafter acquired assets, both tangible and intangible. The senior revolving credit facility contains covenants which are customary for this type of financing, including: meeting a minimum level of tangible net worth, meeting a minimum amount of earnings before interest, taxes, depreciation and amortization ("EBITDA"), and not exceeding a defined level of capital expenditures. The senior revolving credit facility also prohibits the payment of dividends.

As of May 31, 2002, the Company entered into the second amendment to the senior revolving credit facility which changed the termination date of the agreement from January 31, 2003 to June 30, 2003 and modified the tangible net worth, minimum EBITDA and capital expenditure limitation covenants. The amendment also allows the lenders to make advances in excess of the amounts determined based on percentages of eligible inventory provided that the total amount of these advances does not exceed $7.0 million and that the aggregate amount of all advances outstanding under the senior revolving credit facility does not exceed the $20.0 million limit. Advances in excess of eligible inventory percentages must be repaid to the lenders upon three business days notice from the agent's request that such amounts be repaid.

As of March 1, 2003, the Company had borrowings of $10.7 million outstanding under the senior revolving credit facility with additional credit available of approximately $9.3 million under the terms of the agreement including the overadvance availability. As of March 1, 2003, the Company failed to meet the minimum EBITDA required under the senior revolving credit facility, but the lenders waived their rights relating to the failure to meet the covenant as of March 1, 2003. As of March 1, 2003, the Company was in compliance with all other covenants of the senior revolving credit facility.

As of April 3, 2003, the Company began drawing advances in excess of availability as determined based on percentages of eligible inventory. See "Notes to Financial Statements - 6. Subsequent Event."

As a result of its cash losses and in order to meet its liquidity needs, the Company entered into a loan agreement and junior security agreement on April 30, 2001 with lenders represented by DDJ Capital Management, LLC acting as their agent. This junior loan agreement provides up to $15 million for working capital needs based on percentages of eligible inventory and the level of borrowings outstanding under the senior secured revolving line of credit and also includes the lending of an additional $14.3 million arising out of the lenders purchase at a discount of a portion of the Company's accounts payable during the second quarter of Fiscal 2001. Interest is payable monthly. The agent, on behalf of the lenders, waived the requirement that the Company make monthly cash interest payments in accordance with the terms of the loan agreement, commencing with the October 1, 2001 interest payment and continuing until further notice from the agent. The agent in its sole discretion, may decide at any time to reinstate the Company's obligation to make monthly cash interest payments. The interest rate on borrowings under this agreement was originally 20% per annum through October 31, 2001 and then began increasing by .25% per month. Advances made in excess of amounts available under eligible inventory requirements accrue at a per annum rate that is 2% above the otherwise applicable rate. Upon the occurrence and during the continuance of any event of default, interest accrues at a per annum rate that is 2% above the otherwise applicable rate. Under terms of the junior security agreement, the Company granted a security interest in and to substantially all owned or thereafter acquired assets, both tangible and intangible, as collateral for amounts borrowed under the loan agreement. The security provided by the Company is subordinated to the secured liens the Company provides to the lenders under its senior secured revolving credit facility per the terms of the junior security agreement.

On June 15, 2002, the Company entered into the second amendment of the junior loan agreement. The amendment extended the agreement until June 30, 2003, reduced the principal amount available under the agreement from $29.3 million to $28.3 million and reduced the interest rate to a fixed 20% per annum. The Company negotiated to capitalize and add to the principal amounts outstanding all accrued interest due and payable at the date of the amendment. As part of the amendment, any future monthly cash interest payments not made at the election of the Company will also be capitalized and added to the principal amount outstanding.

As of March 1, 2003 the Company had direct borrowings of $38.2 million outstanding under the junior loan agreement which includes $9.8 million of unpaid interest which has been added to the junior loan balance during the first and second quarters of the current fiscal year. As of March 1, 2003, the Company had no additional credit available under this facility. There are no financial covenants included in the junior loan agreement, and the Company is in compliance with all operating covenants under such agreement.

Both the senior secured revolving credit facility and the junior loan agreement were amended as of November 12, 2001, to provide additional description of other liens permitted on the Company's property.

In conjunction with the Company's acquisition of C & H Rauch, Inc., a Kentucky corporation ("Rauch"), in November 1999, the Company issued three promissory notes due and payable for $2.0 million each in January 2000, 2001 and 2002, respectively. The first promissory note, due January 2000, has been paid. The two remaining notes have a stated interest rate of 7% per annum with interest due and payable beginning January 15, 2000 and on each successive six-month anniversary thereafter until the notes are paid in full. The Company has not paid the January 2001 and January 2002 installments. The holders of the promissory notes for payment in January 2001and January 2002 have brought an action for payment thereon. The Company is defending the action based upon rights it negotiated as part of the purchase of C&H Rauch, Inc. See "Notes to Financial Statements - 4. Litigation." Samuels may offset its payment obligations under these notes to the extent and in the event any liabilities arise that were not accounted for and not disclosed in the unaudited balance sheet of Rauch as of October 31, 1999. Accordingly, the Company has recorded an accounting offset of $1.8 million against the notes payable. Upon the occurrence and during the continuation of an event of default under the notes, Samuels' payment obligations may bear interest at a per annum rate of 15%.

3. NOTES RECEIVABLE

In July 2000, as part of the purchase by certain officers of the Company in a private placement of the Company's common stock, the Company permitted officers to purchase common stock in return for a combination of cash and a promissory note for up to 90% of such officer's purchase price of the common stock. The total amount of notes issued was $1.6 million. The notes are 100% recourse as to accrued interest and range from 25% to 33% recourse as to principal. The notes require payment in full by the seventh anniversary of the date of the amount of the respective loan, and the related accrued interest, for the purchase price of the common stock. The notes accrue interest at a rate per annum equal to the federal mid-term rate of interest published by the U.S. Treasury in accordance with Internal Revenue Code Section 1274(d). The notes require a mandatory annual prepayment of the principal and accrued interest on the respective note in an amount equal to the lesser of 25% of the pre-tax amount of any cash bonus paid by the Company to the respective officer or the sum of accrued and unpaid interest owing on the respective note plus the unpaid principal amount outstanding on the note. Each officer may elect for one year in the seven-year period to omit the inclusion of the unpaid principal amount outstanding on the note under the foregoing calculation. The notes permit the suspension of the payment of the applicable prepayment amounts as long as an officer has made sufficient deferrals of amounts from the officer's base salary and any bonuses under the Company's Deferred Compensation Plan to equal the prepayment amounts that are being suspended. The Deferred Compensation Plan provides for the withholding of a percentage of an eligible employee's base salary and any bonus for a period not to exceed the seven-year anniversary of the date of the first deferral under the plan. During Fiscal 2002 these notes were written down by $0.7 million to reduce the balance of notes for holders that are no longer employed by the Company to the recourse amount to reflect management's estimate of the realizable value. The notes are recorded on the balance sheet as a $1.0 million offset to stockholders' equity (deficiency). There have been no payments made on the notes arising from the purchase of the Company's common stock.

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

On October 2, 1998, the Company issued 250,000 restricted shares of common stock to certain key executives as part of their employment agreements provided for in the Plan. These grants vest 25% per year, commencing on the grant date and each of the first three anniversaries thereof. The Company made loans, and agreed to issue more loans as shares vest, to help defray the tax expense of the stock grants. These notes bear interest at the applicable federal short-term rate when issued and are payable in quarterly installments over the three-year vesting schedule. If, however, the executive is employed on the quarterly due date, a bonus in the amount of the principal then due is then payable. The deferred compensation expense is amortized over the remaining vesting period. As of March 1, 2003, the aggregate outstanding amount under these notes was approximately $0.1 million, which is shown as an offset of stockholders' equity on the balance sheet.

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

4. LITIGATION

On August 16, 2001, Harry S. Cohen and Steven D. Singleton, the former owners of all of the issued and outstanding stock of Rauch, filed an action against the Company in the Kentucky Circuit Court of Fayette County, Kentucky seeking the payment of $2,475,000 pursuant to a promissory note for payment in January 2001 that was executed and delivered to them by the Company as part of the purchase price paid by the Company in the acquisition of Rauch. On March 1, 2002, the complaint was amended to also seek payment pursuant to a promissory note for payment in January 2002 that was executed and delivered to them by the Company as part of the purchase price paid by the Company in the acquisition of Rauch. The plaintiffs are now seeking payment of $2,946,075 per the amended complaint. The Company is currently proceeding with a defense of such action and intends to continue to defend the suit vigorously based upon its belief that any payment under such note is subject to rights that it negotiated as part of such note and the other transaction documents for such acquisition. See "Notes to Financial Statements -
2. Notes Payable."

On October 3, 2002, an arbitrator ruled in favor of Samuels Jewelers, Inc. (the "Company") in E. Peter Healey v. Samuels Jewelers, Inc., No. 70 160 0034 01, before the American Arbitration Association sitting in Austin, Texas. The arbitrator ruled that Mr. Healey, a former Chief Financial Officer of the Company, resigned from his employment with the Company without good reason and therefore found that Mr. Healey owed the Company approximately $0.2 million (which such amount includes accrued and unpaid interest through September 19, 2002) relating to amounts Mr. Healey had borrowed from the Company to pay taxes relating to a grant of restricted stock that the Company had provided to Mr. Healey in October 1998 and approximately $0.3 million (which such amount includes accrued and unpaid interest through September 19, 2002) relating to an amount that Mr. Healey had borrowed from the Company in July 2000 in order to purchase shares of common stock of the Company.

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

5. GUARANTEE OBLIGATIONS

Private Label Credit Program. In August 1999, the Company outsourced its credit operations to an independent credit expert, Alliance Data Services, through its wholly owned subsidiary World Financial Network National Bank ("WFN"). The Company sold its existing credit card accounts to WFN and agreed to have WFN provide a third-party credit card program for the benefit of the Company's customers. Upon closing the sale of the existing credit card accounts, the Company sold its outstanding accounts receivable to WFN at face value, less a holdback reserve. The third-party credit program generally requires WFN to calculate monthly the total amount of receivables outstanding and then retain or pay out, as applicable, an amount such that the holdback reserve is maintained at 16.5% of receivables outstanding. The holdback reserve is intended to protect WFN against charged-off accounts and will be returned to the Company at the end of the program. The Company must reimburse WFN for a portion of customer default losses arising from these accounts as defined in the agreement with WFN. The Company has recorded the holdback reserve net of a valuation allowance that reflects management's estimate of losses based on past performance.

The reserve for the portfolio, based on historical trends of actual losses, is approximately $5.6 million, which the Company believes is adequate. If the entire portfolio defaulted, based on account balances as of March 1, 2003, the Company's maximum possible liability to WFN would be $41.0 million.

Product Warranty Program. The Company sells extended warranty agreements to customers which covers sizing and any necessary repairs or replacement on certain products purchased from the Company. The warranty lasts three years from the date of purchase and customers are allowed to purchase a new warranty upon the expiration of a previous warranty. The revenue from these extended warranty agreements is recognized over the period in which the services are performed. As of March 1, 2003 and March 2, 2002, the Company has deferred warranty revenue of $681 thousand and $314 thousand respectively.

The Company also provides warranty services not covered under extended warranty agreements. These services cover repair or replacement of certain diamond merchandise purchased from the Company provided that the customer has followed certain inspection practices required during the customer's ownership of the merchandise. The Company expenses the cost of these services as they are performed.

The changes in the Company's product warranty liability for the reporting period is as follows:

                                            Three Months Ended              Nine Months Ended
                                         March 1         March 2         March 1         March 2
                                           2003            2002            2003            2002
                                        ----------      ----------      ----------      ----------
Beginning balance                       $      681      $      199      $      681      $      199
Extended warranty sales                      1,647           1,638           3,577           3,581
Extended warranty income recognized         (1,647)         (1,523)         (3,577)         (3,466)
                                        ----------      ----------      ----------      ----------

Ending balance                          $      681      $      314      $      681      $      314
                                        ==========      ==========      ==========      ==========


6. SUBSEQUENT EVENT

The Company began drawing, under the senior revolving credit facility, advances in excess of availability as determined based on percentages of eligible inventory on April 3, 2003. Such advances, which are limited to $7.0 million per the senior revolving credit facility agreement, have continued to occur and the Company believes they will continue to occur for the reasonably foreseeable future.

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

OVERVIEW. The following discussion presents information about the financial condition, liquidity and capital resources, and results of operations of the Company as of and for the quarters ended March 1, 2003 and March 2, 2002. This information should be read in conjunction with the audited financial statements of the Company and the notes thereto as reported on the Company's Annual Report on Form 10-K for the fiscal year ended June 1, 2002.

THREE MONTHS ENDED MARCH 1, 2003 COMPARED TO THE THREE MONTHS ENDED MARCH 2,
2002

STORE ACTIVITY

The following table sets forth selected store data with respect to the quarters ended March 1, 2003 and March 2, 2002:

                                                                March 1       March 2
                                                                 2003          2002
                                                                -------       -------
Number of stores at beginning of quarter ..................         123           162
  Acquired during the quarter .............................          --            --
  Opened during the quarter ...............................           2            --
  Closed during the quarter ...............................          (1)          (36)
                                                                -------       -------
          Total at quarter end ............................         124           126
                                                                =======       =======

Percentage increase (decrease) in sales of
  comparable stores .......................................        (0.2)%        (3.4)%
Average sales per comparable store (in thousands) .........     $   342       $   344
Private label credit sales mix ............................        31.3%         27.8%
Equivalent store weeks ....................................       1,620         1,774
Equivalent weekly average store sales (in thousands) ......     $  26.6       $  28.3


RESULTS OF OPERATIONS

Net sales for the quarter ended March 1, 2003 were $43.2 million, a decrease of $7.0 million, or 13.9%, as compared to net sales of $50.2 million for the quarter ended March 2, 2002. This decrease was primarily due to the closure of 36 under-performing stores after the 2001 Christmas selling season. Equivalent store weeks were 1,620 for the quarter this year as compared to 1,774 for the quarter last year. Equivalent weekly sales decreased to $26.6 thousand for the quarter ended March 1, 2003 as compared to $28.3 thousand for the quarter ended March 2, 2002. This 6.0% decrease in equivalent weekly sales is primarily due to increased sales in the prior year that were the result of store closing sales held at 36 under-performing and subsequently closed stores during the 2001 Christmas selling season. Comparable store sales (the 122 stores open for the same period in both the current and preceding year) were $41.7 million during the quarter this year as compared to $41.8 million for the same period last year, a decrease of $0.1 million, or 0.2%. Comparable store sales were relatively unchanged as compared to last year as a result of the Company taking several initiatives affecting store operations which include a stronger focus on personnel, accountability, and obtaining additional inventory all of which allowed the Company to maintain sales levels during a weaker overall retail period as compared to last year.

Cost of goods sold, buying and occupancy expenses were $26.9 million for the quarter ended March 1, 2003, as compared to $35.0 million for the same quarter last year. The decrease in cost of goods sold, buying and occupancy expenses of $8.1 million resulted primarily from the decrease in the number of stores in operation in the quarter this year as compared to last year. Cost of goods sold, buying and occupancy expenses were 62.3% of net sales for the quarter ended March 1, 2003 and 69.7% of net sales for the prior year period. This 7.4% decrease is primarily due to the low gross margins obtained in store closing sales run during the 2001 Christmas selling season.

Selling, general and administrative expenses were $9.3 million for the quarter ended March 1, 2003, as compared to $11.9 million in the same quarter last year. The $2.6 million decrease is due to the overall decrease in the number of stores in operation in the current year quarter as compared to last year, cost savings initiatives implemented by management and due to the Company taking a $1.0 million charge for the closure of 39 under-performing stores in the prior year. Selling, general and administrative expenses as a percentage of net sales were 21.5% for the quarter ended March 1, 2003 and 23.7% for the quarter ended March 2, 2002. The improvement as a percentage of net sales resulted primarily from the implementation of the aforementioned cost saving initiatives.

The provision for doubtful accounts was $1.5 million for the quarter ended March 1, 2003, a decrease of $0.6 million, or 28.6%, from $2.1 million for the quarter ended March 2, 2002. The decrease in the provision resulted primarily from lower than anticipated private label credit losses which had been predicted to be higher due to generally weaker economic conditions experienced during the past year. The Company lowered its provision to a level that reflected these conditions and will continue to closely monitor loss levels.

Depreciation and amortization was $0.9 million for the quarter ended March 1, 2003, a decrease of $0.1 million, or 10.0%, from $1.0 million for the quarter ended March 2, 2002. The decrease is due to the reduction in the number of stores in operation.

Net interest expense was $2.2 million for the quarter ended March 1, 2003, an increase of $0.1 million, or 4.8%, from $2.1 million for the quarter ended March 2, 2002. This increase is due to the higher levels of debt in the current year quarter as compared to last year.

NINE MONTHS ENDED MARCH 1, 2003 COMPARED TO THE NINE MONTHS ENDED MARCH 2, 2002

STORE ACTIVITY

The following table sets forth selected store data with respect to the nine months ended March 1, 2003 and March 2, 2002:

                                                               March 1         March 2
                                                                2003             2002
                                                              ---------       ---------
Number of stores at beginning of period .................           125             164
  Acquired during the period ............................            --              --
  Opened during the period ..............................             2              --
  Closed during the period ..............................            (3)            (38)
                                                              ---------       ---------
          Total at period end ...........................           124             126
                                                              =========       =========

Percentage increase (decrease) in sales of
  comparable stores .....................................           0.8%           (8.2)%
Average sales per comparable store (in thousands) .......     $     681       $     681
Private label credit sales mix ..........................          38.9%           30.6%
Equivalent store weeks ..................................         4,839           6,028
Equivalent weekly average store sales (in thousands) ....     $    17.7       $    20.0


RESULTS OF OPERATIONS

Net sales for the nine months ended March 1, 2003 were $85.6 million, a decrease of $14.7 million, or 14.7%, as compared to net sales of $100.3 million for the nine months ended March 2, 2002. This decrease was primarily due to the closure of 36 under-performing stores after the 2001 Christmas selling season. Equivalent store weeks were 4,839 for the nine months this year as compared to 6,028 for the nine months last year. Equivalent weekly sales decreased to $17.7 thousand for the nine months ended March 1, 2003 as compared to $20.0 thousand for the nine months ended March 2, 2002. This 11.5% decrease in equivalent weekly sales is primarily due to increased sales in the prior year that were the result of store closing sales held at 36 under-performing stores during the 2001 Christmas selling season. Comparable store sales (the 122 stores open for the same period in both the current and preceding year) increased to $83.1 million during the nine months this year as compared to $82.4 million for the same period last year, an increase of $0.7 million, or 0.8%. This increase is primarily the result of the Company taking several initiatives affecting store operations which include a stronger focus on personnel, accountability, and obtaining additional inventory. The increase in inventory resulted in stores having more merchandise for customers to select from and being better stocked in key selling items as compared to last year.

Cost of goods sold, buying and occupancy expenses were $57.0 million for the nine months ended March 1, 2003, as compared to $70.8 million for the same nine months last year. The decrease in cost of goods sold, buying and occupancy expenses of $13.8 million resulted primarily from the decrease in the number of stores in operation in the nine months this year as compared to last year. Cost of goods sold, buying and occupancy expenses were 66.6% of net sales for the nine months ended March 1, 2003 and 70.6% of net sales for the prior year period. This 4.0% decrease is primarily due to the low gross margins obtained in store closing sales run during the 2001 Christmas selling season.

Selling, general and administrative expenses were $22.6 million for the nine months ended March 1, 2003, as compared to $32.7 million in the same nine months last year. The $10.1 million decrease is due to the overall decrease in the number of stores in operation in the current year as compared to last year, cost savings initiatives implemented by management and charges of $4.0 million for the closure of 39 under-performing stores in the prior year. Selling, general and administrative expenses as a percentage of net sales were 26.4% for the nine months ended March 1, 2003 and 32.6% for the nine months ended March 2, 2002. The improvement as a percentage of net sales resulted primarily from the implementation of the aforementioned cost saving initiatives along with the impact of not having store closing charges in the current year as compared to prior year.

The provision for doubtful accounts was $4.0 million for both the nine months ended March 1, 2003 and for the nine months ended March 2, 2003. The provision for doubtful accounts as a percentage of net sales was 4.7% for the nine months ended March 1, 2003 and 4.0% for the nine months ended March 2, 2002. The increase resulted primarily from a higher mix of credit sales in the current year and an increase in the accrual for anticipated private label credit losses due to current trends within the credit industry which are the result of generally weaker economic conditions experienced during the past year.

Depreciation and amortization was $2.8 million for the nine months ended March 1, 2003, a decrease of $0.8 million, or 22.2%, from $3.6 million for the nine months ended March 2, 2002. The decrease is partially the result of the amortization of deferred compensation incurred in the prior year, related to stock grants issued by the Company to certain key executives in 1998, of $0.4 million. These grants were fully amortized in the prior year. The decrease is also due to the reduction in the number of stores in operation.

Net interest expense was $6.9 million for the nine months ended March 1, 2003, an increase of $0.9 million, or 15.0%, from $6.0 million for the nine months ended March 2, 2002. This increase is due to the higher levels of debt in the current nine months as compared to last year.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL. The Company's operations require working capital for funding the purchase of inventory, making lease payments and funding of normal operating expenses. The seasonality of the Company's business requires a significant build-up of inventory for the Christmas holiday selling period.

As of March 1, 2003, owned inventory was $27.8 million as compared to $28.5 million of owned inventory as of June 1, 2002.

The Company reported cash flow provided by operating activities of $2.4 million for the nine months ended March 1, 2003, as compared to cash flow provided by operating activities of approximately $0.7 million for the comparable period last year. The increase in cash flow provided by operating activities of $1.7 million is primarily due to the decrease in the Company's net loss for the nine month period as compared to last year, which is the result of closing 39 under-performing stores during Fiscal 2002 and the Company's focus on reducing expenses, offset by the large decrease in inventory in the prior year when the Company was in the process of closing 39 under-performing stores and running inventory liquidation sales and the corresponding decrease in accounts payable - trade which was paid down as a result of the cash generated by the inventory liquidation sales. Additionally, the Company's cash flow used in investing activities during the current quarter increased by $0.3 million as compared to last year. The Company acquired $0.4 million in property and equipment during the current year, consisting primarily of leasehold improvements associated with the remodeling of six existing stores.

The Company had cash and cash equivalents, none of which was restricted, of $0.6 million as of March 1, 2003, as compared to $1.2 million as of June 1, 2002.

FINANCING TRANSACTIONS. On October 1, 2001 the Company replaced its former revolving credit facility, which expired as of such date, by entering into a $20.0 million senior revolving credit facility with lenders represented by DDJ Capital Management, LLC, a controlling stockholder, acting as their agent. The lenders under this new $20.0 million senior revolving credit facility are committed to make revolving advances to the Company in amounts determined based on percentages of eligible inventory. The annual rate of interest under the $20.0 million senior revolving credit facility is 12.0% per annum. Interest charges are payable monthly. Upon the occurrence and during the continuation of any event of default under the senior revolving credit facility, all obligations will bear interest at 15.0% per annum. As collateral for all obligations to the lenders under the senior revolving credit facility, the Company granted a first priority security interest in and to substantially all of its owned or thereafter acquired assets, both tangible and intangible. The senior revolving credit facility contains covenants which are customary for this type of financing, including: meeting a minimum level of tangible net worth, meeting a minimum amount of earnings before interest, taxes, depreciation and amortization ("EBITDA"), and not exceeding a defined level of capital expenditures. The senior revolving credit facility also prohibits the payment of dividends.

Immediately preceding the end of the fiscal year ended June 1, 2002, the Company entered into a second amendment to the senior revolving credit facility, which changed the termination date of the agreement from January 31, 2003 to June 30, 2003 and modified the tangible net worth, minimum EBITDA and capital expenditure limitation covenants. The amendment also allows the lenders to make advances in excess of the amounts determined based on percentages of eligible inventory provided that the total amount of these advances does not exceed $7.0 million and that the aggregate amount of all advances outstanding under the senior revolving credit facility does not exceed the $20.0 million limit. Advances in excess of eligible inventory percentages must be repaid to the lenders upon three business days notice from the agent's request that such amounts be repaid.

As of March 1, 2003, the Company had borrowings of $10.7 million outstanding under the senior revolving credit facility with additional credit available of approximately $9.3 million under the terms of the agreement including the overadvance availability. As of March 1, 2003, the Company failed to meet the minimum EBITDA required under the senior revolving credit facility, but the lenders waived their rights relating to the failure to meet the covenant as of March 1, 2003. As of March 1, 2003, the Company was in compliance with all other covenants of the senior revolving credit facility.

As of April 3, 2003, the Company began drawing advances in excess of availability as determined based on percentages of eligible inventory. See "Notes to Financial Statements - 6. Subsequent Event."

As a result of its cash losses and in order to meet its liquidity needs, the Company entered into a loan agreement and junior security agreement on April 30, 2001 with lenders represented by DDJ Capital

Management, LLC acting as their agent. This junior loan agreement provides up to $15 million for working capital needs based on percentages of eligible inventory and the level of borrowings outstanding under the senior secured revolving line of credit and also includes the lending of an additional $14.3 million arising out of the lenders purchase at a discount of a portion of the Company's accounts payable during the second quarter of Fiscal 2001. Interest is payable monthly. The agent, on behalf of the lenders, waived the requirement that the Company make monthly cash interest payments in accordance with the terms of the loan agreement, commencing with the October 1, 2001 interest payment and continuing until further notice from the agent. The agent in its sole discretion, may decide at any time to reinstate the Company's obligation to make monthly cash interest payments. The interest rate on borrowings under this agreement was originally 20% per annum through October 31, 2001 and then began increasing by ..25% per month. Advances made in excess of amounts available under eligible inventory requirements accrue at a per annum rate that is 2% above the otherwise applicable rate. Upon the occurrence and during the continuance of any event of default, interest accrues at a per annum rate that is 2% above the otherwise applicable rate. Under terms of the junior security agreement, the Company granted a security interest in and to substantially all owned or thereafter acquired assets, both tangible and intangible, as collateral for amounts borrowed under the loan agreement. The security provided by the Company is subordinated to the secured liens the Company provides to the lenders under its senior secured revolving credit facility per the terms of the junior security agreement.

On June 15, 2002, the Company entered into the second amendment of the junior loan agreement. The amendment extended the agreement until June 30, 2003, reduced the principal amount available under the agreement from $29.3 million to $28.3 million and reduced the interest rate to a fixed 20% per annum. The Company also negotiated to capitalize and add to the principal amounts outstanding all accrued interest due and payable at the date of the amendment. As part of the amendment, any future monthly cash interest payments not made at the election of the Company will also be capitalized and added to the principal amount outstanding.

As of March 1, 2003 the Company had direct borrowings of $38.2 million outstanding under the junior loan agreement which includes $9.8 million of unpaid interest which has been added to the junior loan balance during the first and second quarters of the current fiscal year. As of March 1, 2003, the Company had no additional credit available under this facility. There are no financial covenants included in the junior loan agreement, and the Company is in compliance with all operating covenants under such agreement.

Both the senior secured revolving credit facility and the junior loan agreement were amended as of November 12, 2001, to provide additional description of other liens permitted on the Company's property.

In conjunction with the Company's acquisition of Rauch, the Company issued three promissory notes due and payable for $2.0 million each in January 2000, 2001 and 2002, respectively. The first promissory note, due January 2000, has been paid. The two remaining notes have a stated interest rate of 7% per annum with interest due and payable beginning January 15, 2000 and on each successive six-month anniversary thereafter until the notes are paid in full. The Company has not paid the January 2001 and January 2002 installments. The holders of the promissory notes for payment in January 2001 and January 2002 have brought an action for payment thereon. The Company is defending the action based upon rights it negotiated as part of the purchase of Rauch. See "Notes to Financial Statements - 4. Litigation." Samuels may offset its payment obligations under these notes to the extent and in the event any liabilities arise that were not accounted for and not disclosed in the unaudited balance sheet of Rauch as of October 31, 1999. Accordingly, the Company has recorded an accounting offset of $1.8 million against the notes payable. Upon the occurrence and during the continuation of an event of default under the notes, Samuels' payment obligations may bear interest at a per annum rate of 15%.

The unaudited financial statements, accompanying this report, have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses from operations, has a total stockholders' deficiency and has negative working capital. The Company's existing financing, under its senior revolving credit facility and junior loan agreement, expires in June 2003. See "Notes to Financial Statements - 2. Notes Payable." Management's plan, to continue as a going concern, consists of extending the Company's existing financing arrangements that currently expire in June 2003 and improving its profitability by reviewing and improving store operating margins and overhead expenditures. Management believes that these improvements, coupled with extending the existing financing, will be sufficient to meet the Company's cash flow needs. However, there is no assurance that financing will be available in the future, and if available, at terms and conditions agreeable to the Company. Should the Company be unable to extend its existing financing the Company may be unable to continue as a going concern for a reasonable period of time. The accompanying unaudited financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Allowance for Bad Debts - The Company, under its arrangement with World Financial Network National Bank for the sale of its accounts receivable, is responsible for bad debts incurred by the portfolio. Management reviews the current level of aging within the portfolio, historical losses and recent trends to determine its estimate for future losses. If actual economic conditions are less favorable than those assumed by management, additional write-offs within the portfolio could be significant.

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

ITEM 3    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to market risk in the form of interest rate changes that may adversely affect its financial position, results of operations and cash flows. As of March 1, 2003, the Company had $10.7 million outstanding under its senior revolving credit facility. As of March 1, 2003, the Company had direct borrowings of $38.2 million outstanding under its junior loan agreement. Both the senior revolving credit facility and the junior loan agreement are priced with a respective fixed rate. Therefore, an increase or decrease in interest rates would not affect the interest costs relating to these financings. The Company has no interest rate swaps or other hedging facilities relating to its senior revolving credit facility or its junior loan agreement.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

         The Company is also involved in material legal proceedings, which are described under Part I, Item 1. "Notes to Financial Statements - 2. Notes Payable" of this quarterly report. However, there were no material developments in such legal proceedings during the quarterly period covered by this report.

         Additionally, the Company is from time to time involved in routine litigation incidental to the conduct of its business. Management believes that its litigation currently pending will not have a material adverse effect on the Company's financial position, results of operations or cash flows. However, these matters involve uncertainties and future developments could result in adjustments to management's current estimates.

Item 2. Changes in Securities and Use of Proceeds

         Not Applicable

Item 3. Defaults Upon Senior Securities

         On December 31, 2002, the Company failed to meet the minimum EBITDA required under its senior revolving credit facility, but the lenders waived their rights relating to the failure to meet such covenant.

Item 4. Submission of Matters to a Vote of Security Holders

         Not Applicable

Item 5. Other Information

         Not Applicable

Item 6. Exhibits and Reports on Form 8-K

         (a)  Exhibits:

              Exhibit  Description
              -------  -----------
                3.1      Certificate of Incorporation of Samuels Jewelers, Inc. (1)
                3.2      By-Laws of Samuels Jewelers, Inc. (1)
                99       Certification by the Company's chief executive officer and chief financial officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

         (1) Incorporated by reference to the Company's Current Report on Form 8-K filed October 6, 1998.


         (b)  Reports on Form 8-K:

               1. Current Report on Form 8-K filed January 14, 2003, reporting in connection with the filing of the Company's Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2002 of the certification by the Company's chief executive officer and chief financial officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C 1350).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  SAMUELS JEWELERS, INC.



April 15, 2003                    By:   /s/ RANDY N. MCCULLOUGH
                                      ----------------------------------------
                                                 Randy N. McCullough
                                       President and Chief Executive Officer



April 15, 2003                    By:   /s/ ROBERT J. HERMAN
                                      ----------------------------------------
                                                   Robert J. Herman
                                                Vice President--Finance
                                            (Principal Accounting Officer)

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons fulfilling the equivalent function):

(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                           /s/ RANDY N. MCCULLOUGH
                                         ---------------------------------------
                                         Randy N. McCullough
                                         Chief Executive Officer and President
                                         Samuels Jewelers, Inc.
Dated:  April 15, 2003

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons fulfilling the equivalent function):

(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                        /s/ ROBERT J. HERMAN
                                      ------------------------------------------
                                      Robert J. Herman
                                      Vice President - Finance
                                      Samuels Jewelers, Inc.
Dated:  April 15, 2003

                                 EXHIBIT INDEX

              EXHIBIT
              NUMBER   DESCRIPTION
              -------  -----------
                3.1      Certificate of Incorporation of Samuels Jewelers, Inc. (1)
                3.2      By-Laws of Samuels Jewelers, Inc. (1)
                99       Certification by the Company's chief executive officer and chief financial officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).


(1) Incorporated by reference to the Company's Current Report on Form 8-K filed October 6, 1998.